Form 10KSB
period 2001-05-31
DONINI INC
filed 2001-10-30
CIK 1129900

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

         [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended May 31, 2001

         [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to________

                         Commission File Number 0-32133

                                  Donini, Inc.
                            Formerly PRS Sub VI, Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

          New Jersey                                              22-3768426
-------------------------------                              -------------------
(State or Other Jurisdiction of                                (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

 4555 boul, des Grandes Prairies, #30
 St. Leonard, Montreal, Quebec, Canada                                  H1R 1A5
----------------------------------------                              ----------
(Address of Principal Executive Offices)                              (Zip Code)

                                 (514) 327-6006
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                           Name of Each Exchange
Title of Each Class                                         on Which Registered
-------------------                                        ---------------------

       NONE                                                        NONE

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock $.001 par value

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.   Yes [X]
No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

                                   $1,574,395
               ---------------------------------------------------
               (Issuer's revenues for its most recent fiscal year)

                                       $0
       ------------------------------------------------------------------
       (Aggregate market value of the voting stock held by non-affiliates of the Issuer)

                       16,743,937 [as of October 25, 2001]
 ------------------------------------------------------------------------------
 (Number of shares outstanding of each of the Issuer's classes of common stock)


         Transitional Small Business Disclosure Format (check one)
         Yes [ ]  No [X]


                       DOCUMENTS INCORPORATED BY REFERENCE
                                   into Part I

                   Current Reports on Forms 8-K of the Company
   Dated March 26, 2001, April 13, 2001, June 5, 2001 and October 22, 2001and
             Forms 8K-A dated September 5, 2001 and October 3, 2001
  and Form 10-SB dated December 18, 2000 and Form 10-SBA dated February 8, 2001

                                  DONINI, INC.
                                   FORM 10-KSB
                         FOR THE YEAR ENDED MAY 31, 2001

PART I
ITEM 1.       DESCRIPTION OF BUSINESS.........................................

ITEM 2.       DESCRIPTION OF PROPERTY.........................................

ITEM 3.       LEGAL PROCEEDINGS...............................................

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............

PART II
ITEM 5.       MARKET FOR COMPANY'S COMMON EQUITY AND RELATED..................
              STOCKHOLDER MATTERS.............................................

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL...............
              CONDITION AND RESULTS OF OPERATIONS.............................

ITEM 7.       FINANCIAL STATEMENTS............................................

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON................
              ACCOUNTING AND FINANCIAL DISCLOSURE.............................

PART III
ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL
              PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANCE ACT......

ITEM 10.      EXECUTIVE COMPENSATION..........................................

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT......................................................

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................

ITEM 13.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K........................................................

              SIGNATURES......................................................

ITEM 1.  DESCRIPTION OF BUSINESS

Forward-Looking Statements and Associated Risks

         This Report, including all documents incorporated herein by reference, includes certain "forward-looking statements" within the meaning of that term in
Section 13 or 15(d) of the Securities Act of 1934, and Section 21E of the Exchange Act, including, among others, those statements preceded by, followed by or including the words "believes," "expects," "anticipates" or similar expressions.

         These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Our actual results could differ materially from these forward-looking statements. In addition to the other risks described in the "Factors That May Affect Future Results" discussion under Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Report, important factors to consider in evaluating such forward-looking statements include:

               o changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the market,

               o our ability to raise sufficient capital to meet operating requirements,

               o various competitive factors that may prevent us from competing successfully in the marketplace, and

               o changes in external competitive market factors or in our internal budgeting process which might impact trends in our results of operations.

         In light of these risks and uncertainties, there can be no assurances that the events contemplated by the forward-looking statements contained in this Report will, in fact, occur.

The Company

         Donini, Inc. (hereinafter referred to as the "Company", "we" or "us") was incorporated under the name PRS Sub VI, Inc. in the State of New Jersey in 1991 as a subsidiary of People Ridesharing Systems, Inc., a public corporation which filed for the protection of the Bankruptcy Court in 1989, to provide a candidate for merger with an operating company. The Company retained its status as a public company with no assets and no liabilities.

         In January 2001 certain shareholders of Pizza Donini Inc. a company organized under the laws of Canada, acquired eighty-two percent (82%) of the outstanding shares of the Company and the Company agreed to assume all liabilities of Pizza Donini. The Company owns 100% of the common stock Pizza Donini Inc.

         On February 6, 2001, we amended our Certificate of Incorporation changing our name from PRS Sub VI, Inc. to Donini, Inc. and increasing our authorized shares of common stock from 10,000,000 to 100,000,000, par value $.001.

Description of Business

         Pizza Donini Inc. was organized in 1987 and at present operates a franchise management company supporting over thirty pizza outlets in the Greater Montreal area. Pizza Donini Inc. supports thirty-two (32) pizza outlets. At May 31, 2001 twenty-nine (29) were franchised and three (3) were company owned. The Company maintains up to five (5) company owned stores, which are typically in the process of renovation with the intention to sell as Pizza Donini Inc. franchises. All outlets are in Greater Montreal. In addition, Pizza Donini Inc. entered into an agreement with Zellers Inc., a Canadian national merchandise chain, to offer for sale Pizza Donini Inc. products in twenty seven (27) of its in store restaurants within its department stores, all in the Province of Quebec as a one year test project. The Company is hopeful that it will be able to expand this operation in the fiscal year 2002 into the entire Zeller's chain, which consists of approximately 250 outlets throughout Canada.

         As franchisor, Pizza Donini Inc. supplies the franchisees, through its wholly owned subsidiary Pizado Foods (2001) Inc. ("Pizado") with the dough and sauces used in the preparation of Pizza Donini recipes. Pizado also supplies a separate product line of pizza dough and sauces to other restaurants in the Province of Quebec. In connection with certain of its wholesale orders the Company employs subcontractors to produce its products.

         In addition to supplying its franchisees with food supplies, Pizza Donini Inc. also provides various forms of marketing and operating support. In addition to traditional radio, print and direct mail advertising, it operates, through another wholly owned subsidiary, Pizza Donini.Com Inc., a call center that executes home delivery through one central telephone number. The call center dispatches telephone orders to the closest franchisee for prompt delivery.

Employees

         We have a total of approximately 50 employees of whom 5 are executives, 10 are clerical and administrative, 10 are manufacturing and 25 are sales and marketing. No officer of the Company receives a salary in excess of $50,000 per year.

Patent Protection

         We have no patents relating to our products or processes but have U.S. and Canadian trademarks relating to our name, logo and certain products, and rely on confidentiality arrangements with respect to our food formulations.

Competition

         The food industry is highly competitive and is dominated by several large public multinational food companies including several which dominate the pizza market. In addition there are a great number of independently owned single or small multi location chains, many of which compete with us in our present market area. Although we have satisfactory penetration in the Province of Quebec, Canada, in entering new markets, which is important to our future growth, we will face very strong competition. Our ability to succeed will depend on our ability to maintain and improve our competitive position.

Potential Markets

         In addition to expanding our existing base of franchised outlets and wholesale distribution and sales, we intend to move into retail grocery distribution by targeting such customers as supermarkets and mass merchandise stores. We also plan to expand our efforts into alternative business-to-business
(B2B) distribution channels to sell to such customers as department store cafeterias and other restaurants. In this regard, Pizza Donini Inc. has developed a line of frozen, ready-to-use pizza products with self-rising crust capable of being prepared, freezer to table, in six to eight minutes and intends to expand its business by marketing its own brand of Pizza Donini frozen pizza to retail grocery outlets including mass merchandise stores and supermarkets.

         In addition to generating revenues from our franchisees in the form of initial franchise fees and royalties, Pizza Donini Inc. revenues have also been generated by our two operating subsidiaries, Pizado Foods (2001) Inc. ("Pizado") and Pizza Donini.Com Inc. Pizado intends to expand its existing distribution business to additional customers.

         Pizza Donini Inc. believes that its largest growth area will be the further development of our B2B (business to business) distribution of a fully-topped, ready-to-use self-rising crust, frozen pizza product to its existing and new foodservice customers such as department store cafeterias, other restaurants, hospitality and leisure venues, convenience stores, and contract caterers.

Marketing Activities

         Although we recently had an independent market research firm conduct a market survey, which ascertained that our products compared favorably to our present competitors, there can be no assurance that the public's taste will remain attracted to our products. In order to maintain our favorable consumer acceptance we will have to maintain our high quality of products and competitive prices. In addition, we believe that our investment into our centralized call center and other marketing efforts of Pizza Donini.Com Inc. will result in future expansion and increased profitability.

         We have utilized food brokers in the past and will continue to do in the future, to assist in marketing our products to supermarkets and wholesale customers. In this regard, we recently entered into a brokerage, marketing and sales services contract with Zsquared, LLC, Chet Zalesky and Dennis Zweig to establish and expand Pizza Donini products and services within the United States of America. In addition, we entered into a marketing and sales services agreement with JT Tucker, Inc. to establish and expand Pizza Donini products and services within the States of California and Arizona.


ITEM 2.  DESCRIPTION OF PROPERTY

         We do not own any real estate, but through our subsidiaries we lease five locations. Pizado Foods (2001) Inc. leases 6,518 square feet on a five-year lease expiring October 2003, which it uses as production facilities and administrative offices. Pizza Donini.Com Inc. leases 1,560 square feet on a three-year lease expiring May 2004, which it uses as its call center. Pizza Donini Inc. leases three restaurant facilities: 800 square feet on a one-year lease; 450 square feet on a five-year lease expiring February 2005; and 2000 square feet on a four-year lease expiring December 2004. All lease rates are at market and none is leased from an affiliate.

ITEM 3.  LEGAL PROCEEDINGS

         We are presently a party in the following legal proceedings:

161324 Canada Inc. vs. Do-Rest Inc. and Pizza Donini Inc.

         This action was instituted in April 1998 in an attempt to void the sale and transfer of trademarks from Do-Rest Inc. (formerly Donini Restaurant Inc.) to Pizza Donini Inc. and to have Pizza Donini Inc. declared jointly and severally liable for a claim in excess of $400,000 against Do-Rest Inc., a former subsidiary of Pizza Donini Inc. 161324 Canada Inc. was a former franchisee of Do-Rest Inc., which is no longer an operating company. The parties have agreed that no action will be taken by 161324 Canada Inc. on this matter until a decision has been rendered on the damages claim by 161324 Canada Inc.

161324 Canada Inc. vs. Do-Rest Inc.

         This action was instituted by a franchisee, 161324 Canada Inc., against its franchisor, Do-Rest Inc. (formerly Donini Restaurant Inc.). The franchisee sought in excess of $400,000 in damages, however in May of 1998 the action was dismissed by the Superior Court of Quebec. An appeal has been taken and a hearing date is not expected before February 2003. Legal counsel for Do-Rest Inc. has expressed confidence that the appeal will be dismissed thus causing the matter referenced above against our subsidiary Pizza Donini Inc. for joint and several liability to be dismissed as well.

National Bank of Greece (Canada) vs. Pizza Donini Inc.

         This is an action by a former banker against our subsidiary Pizza Donini Inc. for repayment of a loan originally due in March 2003. Pizza Donini Inc. is disputing certain fees charged by the bank, has counter sued and ceased making monthly payments on the loan. The amount of the loan, including interest is approximately $55,000. We believe this matter will be settled for an amount less than the sum sought. The amount of this claim has been reported as a liability in the financial statements of the Company.

         No director, officer, or affiliate of the Company, or any associate of any of them, is a party to, or has a material interest in, any proceeding adverse to us.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of the fiscal year ended May 31, 2001 to a vote of the security holders.


                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         To date there has been no public market for our common stock. There can be no assurance that an active and reliable public market will develop or, if developed, that such market will be sustained. As a result, investors may find it difficult to liquidate their investment in the Company should they desire to do so. We intend to apply to have our common stock approved for quotation on the Nasdaq SmallCap Market. Even if we meet the minimum requirements to apply for inclusion in The Nasdaq SmallCap Market, there can be no assurance that approval will be received or, if received, that we will meet the requirements for continued listing on the Nasdaq SmallCap Market. Further, Nasdaq reserves the right to withdraw or terminate a listing on the Nasdaq SmallCap Market at any time and for any reason in its discretion. Irrespective of whether or not our common stock is included in the Nasdaq SmallCap system, there is no assurance that any public market for our common stock will become active or liquid in the future.

Shareholders

         As of May 31, 2001, the number of holders of record of the Company's common stock, $.001 par value, was 531.

Dividends

         We have not in the past paid any dividends on our common stock and do not expect to pay any dividends in the foreseeable future. The payment of any dividend will be at the discretion of the Board of Directors and will depend on our future operations, future capital needs and financial condition.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Pizza Donini supports twenty-nine (29) franchised pizza outlets. At May 31, 2001 Pizza Donini also owned three (3) additional stores that are being held with the intention to sell as Donini franchises. All outlets are in Greater Montreal.

         In the first quarter of fiscal 2002, we began offering for sale our fully topped ready-to-use rising crust frozen pizza in twenty-seven (27) in-store restaurants of Zellers, Inc. During the second quarter of fiscal 2002, we expanded the sale of our fully topped ready-to-use self-rising crust frozen pizza to seven (7) in-store restaurants of Zellers in Winnipeg, Manitoba, the Molson Center in Montreal and four (4) other business-to-business relationships.

         Pizza Donini Inc. is further developing its B2B (business to business) distribution network of fully-topped, ready-to-use self-rising crust frozen pizza to foodservice customers and is in discussion with a number of potential customers such as department store cafeterias, other restaurants, hospitality and leisure venues, convenience stores, and contract caterers.

         In addition to generating revenues from its franchisees in the form of initial franchise fees and royalties, Pizza Donini Inc. revenues have also been generated by two other operating subsidiaries, Pizado Foods (2001) Inc. ("Pizado") and Pizza Donini.Com Inc. Pizado sells raw food products and other supplies to our franchisees and is offering selected products to other distributors and manufacturers. Pizado also intends to expand its distribution business. Pizza Donini.Com Inc. manages the call center that executes home delivery orders made from a single telephone number to the closest franchisee.

         In fiscal 2001, franchise operations accounted for approximately 46% of our total revenues, while the sale of wholesale food products equaled approximately 52% and the remaining revenues accounted for 2%. This compares to 58%, 41% and 1% respectively for fiscal 2000 while in fiscal 1999 franchise operations accounted for approximately 65% of our total revenues while wholesale food products equaled approximately 34% and the remaining revenues accounted for 1%. The continued change in sales mix resulted primarily from our increased focus on the wholesale food products markets and other business-to-business opportunities.

         During fiscal 2001, our consolidated revenues increased $183,478 or 13.2% to $1,574,395 from 2000 revenues of $1,390,917. This increase is primarily a result of increased revenues to outside distributors. Cost of goods sold for the year ended May 31, 2001 was $515,372 or 62.9% as compared to $366,518 or 63.5% for fiscal 2000. Working capital deficit during this period increased from $679,162 at May 31, 2000 to $1,070,896 at May 31,2001. Total assets increased from $576,606 as of May 31, 2000 to $1,001,343 as of May 31, 2001. Net losses increased $779,723 from $249,730 during fiscal 2000 to $1,029,453 at May 31,
2001. The increase in net losses is primarily due to increases in stock based compensation, product development, and recapitalization costs of $469,575, $122,122 and $179,405 respectively. Fiscal 2001 operations were also adversely affected by an increase in advertising costs from fiscal 2000 of $97,524 due to a campaign to increase brand awareness and additional marketing costs for the frozen fully topped pizza product.

         During the fiscal year ended May 31, 2000 Pizza Donini Inc. experienced a decline in revenues from the prior year. Sales for fiscal year ending May 31, 2000 were $1,390,917 a decrease of $23,621 over fiscal year 1999 sales of $1,414,538. This decrease occurred as a result of Management's closing of certain unprofitable pizza outlets and focusing on opening new outlets with better locations and stronger franchisees. Working capital deficit during this period increased from $435,475 at May 31, 1999 to $679,162 at May 31, 2000. Total assets increased from $516,335 as of May 31, 1999 to $576,605 as of May 31, 2000. Net losses increased from $77,286 during the period ended May 31, 1999, to $249,730 at May 31, 2000.

         We believe that the results reflected above are due to our increased focus on the wholesale food products markets, our continuing effort to improve cost controls, the elimination of various marginal pizza outlets, the acquisition of more potentially profitable locations, the costs associated with the combination with Donini, Inc. and the marketing and development expenses relating to establishing a brand name. Although our operating profits have been lowered due to the investment into new products, and market development, we believe that our investment into our centralized call center and other marketing efforts of Pizza Donini.Com Inc. and our development of a high quality product line will result in future expansion and increased profitability.

         We believe that our liquidity will improve marginally with improved earnings, but will not be sufficient to allow us to expand our operations to any significant degree. We have adopted a plan to secure additional capital funding by engaging the services of an investment banker to raise an additional $2,000,000 of equity and/or debt financing through the issuance of common stock, convertible debentures or a combination thereof. In addition, we have secured further commitments from our existing and new customers for additional installations at their food service facilities to provide fully-topped, ready-to-use self-rising crust frozen pizza product and are seeking to finance this future growth through equipment leasing arrangements. We have maintained our liquidity through net borrowings (repayments) in short and long-term debt of approximately $129,000 and ($123,000) and increases in accounts payable of approximately $362,000 and $169,000 for the years ended May 31, 2001 and 2000 respectively.

ITEM 7.  FINANCIAL STATEMENTS

         Our financial statements required to be included in this Report pursuant to Item 310(a) of Regulation S-B, are set forth below.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         During fiscal year ended May 2001 there was a resignation or dismissal of our principal independent accountant. The decision was based on the fact that our current auditor KPMG was familiar with and had audited our operating subsidiary Pizza Donini Inc., has offices in Montreal, Canada where our main operations are located and is in a better position to serve our needs. We had no disagreements with our former accountants and our Board of Directors approved this change.

         During the Registrant's two most recent fiscal years and all interim periods there were no adjustments that were required to be made nor was there any adverse opinion, disclaimer of opinion, or any disagreements with the registrant's former accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

         The financial statements accompanying this report have been audited by KPMG LLP. The audit report contains an explanatory paragraph related to substantial doubt about the Company's ability to continue as a going concern.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors, Executive Officers and Significant Employees

         The following sets forth, as of May 31, 2001, the names and ages of all of our directors and executive officers; the date when each director was appointed; and all positions and offices in the Company held by each. Each director will hold office until the next annual meeting of shareholders and until his or her successor has been elected and qualified:

                                      Offices                      Term of
      Name                 Age        Held                         Office
-------------------        ---        -------                      -------
Peter Deros                52         President, Chief             February 2001
                                      Executive Officer,
                                      Chairman and Treasurer

                                      President and CEO            May 1987
                                      of Pizza Donini, Inc.

Terence Byrne              42         Director                     February 2001

                                      Offices                      Term of
      Name                 Age        Held                         Office
-------------------        ---        -------                      -------
Chet Zalesky               44         Director                     April 2001

Theo Kalaitzis             54         Director                     April 2001

                                      President and COO            January 1994
                                      of Pizado Foods
                                      (2001) Inc.

Catherine Pantoulis        41         Secretary                    February 2001

Sarkis Tsaoussian          29         President and COO            May 1997
                                      of Pizza Donini.Com
                                      Inc.


         In May 2001 the employment of Denis Paquette as Vice-President of Franchise Operations and Development for Pizza Donini Inc. terminated.

Biographies of Directors and Officers of the Company

         Set forth below are the names of our directors and officers, all positions and offices held, the period during which he or she has served as such, and his/her business experience during at least the last five years:

Peter Deros - President, Chief Executive Officer, Chairman of the Board of Directors and Treasurer. Mr. Deros has been in the quick-service restaurant industry for 35 years, founded Pizza Donini Inc. in 1987 and has served as its President and Chief Executive Officer since inception. Prior to founding Pizza Donini Inc., Mr. Deros was President and Chief Operating Officer of a highly successful public pizza chain. Under his leadership sales for this chain grew from $5 million to more than $50 million. Prior to this position, Mr. Deros was an executive with a multi-unit franchisee of A&W Food Services of Canada. Mr. Deros has been a Director of the Company since February 23, 2001.

Terence Byrne - Director. Mr. Byrne is a principal of T.T. Byrne Capital Investments an investment banking firm. Mr. Byrne has been involved in venture capital arena for most of the past decade and is advisor to the Bartholemew Venture Fund. Prior to this position, Mr. Byrne was the controlling shareholder, officer and director of Bartholemew & Byrne, Inc., a consulting firm specializing in corporate finance and general business consulting. Mr. Byrne has been a Director of the Company since February 23, 2001.

Chet Zalesky - Director. Mr. Chet Zalesky is the president of ConsumerMetrics Inc. (CMI). CMI provides information-based solutions to marketing questions, issues and problems. Mr. Zalesky has over 15 years of marketing experience dealing with such related industry issues as customer value management, pricing, new product development, market segmentation and customer, client and employee satisfaction. His clients include members of the Fortune 500 companies and are found in a variety of service industries including food services, financial services, hotel and travel, telecommunications, internet, television and utilities. Mr. Zalesky is also a partner in Zsquared, LLC, an investment company in emerging industries such as internet and communications. He is responsible for market planning, acquisition and retention strategies. Mr. Zalesky has been a Director of the Company since April 3, 2001.

Theo Kalaitzis - Director and President and COO of Pizado Foods (2001) Inc. Mr. Kalaitzis is President and Chief Operating Officer of Pizado Foods (2001) Inc. ("Pizado"). He is responsible for the day-to-day supply of all franchise operations and for the management of Pizado's production facility. Mr. Kalaitzis joined Pizza Donini Inc. in 1987. Prior to this position, Mr. Kalaitzis held management positions with a multi-unit franchisee of A&W Food Services of Canada and operated his own restaurant. Mr. Kalaitzis has been a Director of the Company since April 3, 2001.

Catherine Pantoulis - Secretary. Ms. Pantoulis graduated from Universite de Montreal, Faculty of Law in 1983 and has been a member of the Quebec Bar Association since 1984. At present she is associated with Kounadis Perreault, which serves as counsel to Pizza Donini Inc. Ms. Pantoulis has been Secretary of the Company since February 23, 2001.

Sarkis Tsaoussian - President and COO of Pizza Donini.Com Inc. Mr. Tsaoussian is President and Chief Operating Officer of Pizza Donini.Com Inc., the Company's call center. Mr. Tsaoussian joined Pizza Donini Inc. in 1992 as a field supervisor and progressed through various more responsible positions, serving as Secretary/Treasurer and Director of Pizza Donini.Com Inc. from January 1994 until May 1997 when he was appointed to his current position.

Family Relationships

         No family relationships exist between any director or executive officer of Company or any person contemplated to become such, except that Sarkis Tsaoussian is a nephew of Peter Deros, President of the Company.

Compliance With Section 16(a) of the Exchange Act.

         None of the Company's securities have been registered pursuant to
Section 12 of the Exchange Act of 1934, as amended (the "Exchange Act"). Therefore, Section 16(a) of the Exchange Act is not applicable.


ITEM 10. EXECUTIVE COMPENSATION

         Directors were compensated for their services rendered as a member of the Board of Directors by the issuances of shares of common stock, and we intend to reimburse the Directors for reasonable expenses incurred in connection with their directorship.

         No officer of the Company received a salary during fiscal years May 31, 1999, 2000 and May 31, 2001 in excess of $50,000.

         The following table sets forth information concerning the annual compensation received or accrued for services provided in all capacities for the fiscal years ended May 31, 1999, 2000 and 2001 by our chief executive and all our executive officers and directors serving as such as at May 31, 2001 or at any time during the year ended May 31, 2001. Common stock issued in lieu of cash salary payments was valued at $0.2266 per share. We believe that, as of the dates when such shares were issued, the actual market value of such shares was, and as of the date hereof remains, highly contingent upon, and subject to, extremely high risks.

SUMMARY COMPENSATION TABLE:

----------------------------------------------------------------------------------------------------

                                                             ANNUAL COMPENSATION
----------------------------------------------------------------------------------------------------
Name and                                                             Car Allowance
Principal Position                       Year        Salary $        and Expense $          Other
----------------------------------------------------------------------------------------------------

Peter Deros,                             2001        $24,485            $ 7,582           $17,000(1)
President and CEO                        2000        $24,782            $ 6,741           $     0
                                         1999        $24,931            $ 6,932           $     0
----------------------------------------------------------------------------------------------------

Theo Kalaitzis, President                2001        $15,041            $ 8,814           $17,000(1)
and COO of Pizado Foods                  2000        $15,008            $ 8,227           $     0
(2001) Inc.                              1999        $11,834            $ 7,592           $     0
----------------------------------------------------------------------------------------------------

Sarkis Tsaoussian,                       2001        $26,373            $     0           $     0
President and                            2000        $25,076            $     0           $     0
COO of Pizza                             1999        $16,389            $     0           $     0
Donini.Com Inc.
----------------------------------------------------------------------------------------------------
Terence Byrne,
Director                                 2001        $     0            $     0           $17,000(1)
----------------------------------------------------------------------------------------------------
Chet Zalesky, Director                   2001        $     0            $     0           $17,000(1)
----------------------------------------------------------------------------------------------------

(1) Represents a grant of 75,000 shares given as compensation for acting as a Director of the Company. We believe that it is impossible to determine the actual current or potential value of such shares in light of the fact that, as of the dates when such shares were issued to the executive officers, the actual potential market value of such shares were highly contingent upon, and subject to, extremely high risks including but not limited to the following factors: (i) the absence of a trading market for the Company's common stock (ii) the very early stage of development of our business; (iii) our lack of sufficient funds to implement our business plan and the absence of any commitments from potential investors to provide such funds; and (iv) the uncertainty respecting our ability to continue as a going concern.

Employment Agreements

         On May 30, 2001 Pizado Foods (2001) Inc. entered into an addendum to employment agreement with Theo Kalaitzis its President and Chief Operating Officer providing future issuances of options to purchase common stock of the Company provided Mr. Kalaitzis remains in the employ of Pizado.

         On May 30, 2001 Pizza Donini.Com Inc. entered into an addendum to employment agreement with Sarkis Tsaoussian its President and Chief Operating Officer granting him 35,000 shares of our common stock and providing for the future issuances of options to purchase common stock of the Company provided Mr. Tsaoussian remains in the employ of Pizza Donini.Com Inc.

         Mr. Peter Deros does not currently have an employment agreement, however Mr. Deros was granted a three-year option to purchase 2,250,000 shares of our common stock at prices ranging from $.75 to $2.00.

Stock Plan

         We have not adopted an employee stock plan, but intend to do so in the near future.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of August 31, 2001, with respect to security ownership of Management and persons known to the Company to be the beneficial owners of more than 5% of the common stock, $.001 par value of the Company. Except as noted, each person has sole voting power with respect to the shares shown.

                Name and                           Amount and
                Address of                         Nature of
Title of        Beneficial                         Beneficial           Percent
Class           Owner                              Ownership            of Class
--------------------------------------------------------------------------------

Common          Peter Deros                        8,451,000(1)           50.5%
                8220 Birnam  Apt. 2
                Montreal, Quebec H3N 2T9
                Canada

Common          Terence Byrne                      2,649,661(2)           15.8%
                466 Cote St. Antoine
                Westmount, Quebec H3Y 2J9
                Canada

Common          Theo Kalaitzis                        94,500                .6%
                12 Garland
                Dollard Des Ormeaux
                Quebec H9G 2B6
                Canada

Common          Chet Zalesky                         300,000               1.8%
                2325 N. Peachtree Court
                Atlanta, Ga. 30338

Common          Sarkis Tsaoussian                    129,026                .8%
                561 Carleton
                Chomedey, Laval
                Quebec H7W 4R1
                Canada

Common          Catherine Pantoulis                  100,000                .6%
                8350 Place Fonteneau
                Montreal, Quebec H1M 2T6


                                       Total      11,724,187             70.02%

(1) 3,000,000 shares are held by Spartan Trust, a discretionary family trust in which Mr. Peter Deros and members of his immediate family are the possible beneficiaries. The trustee of the Spartan Trust is Ansbacher (Bahamas) Limited. A further 3,000,000 shares are held by the Deros Family Trust, a discretionary family trust in which Mr. Peter Deros and members of his immediate family are the possible beneficiaries. The trustee for the Deros Family Trust is William L Mouris. Demaco M.C.S. Inc., whose majority shareholder is Peter Deros, holds 300,000 shares. The remaining shares are held directly by Mr. Deros.

(2) 2,206,855 are owned by Bartholomew International Investments, Ltd. and 367,806 are owned by T.T. Byrne Capital Investments Inc. whose principal shareholder, director and officer is Mr. Terence Byrne

Changes in Control

         We are not aware of any arrangements, which may at a subsequent date, result in a change in control of the Company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The following is a description of transactions during the last two fiscal years or any presently proposed transactions to which the Company was or is to be a party, in which the amount involved in such transaction (or series of transactions) was $60,000 or more and which any of the following persons had or is to have a direct or indirect material interest: (i) any director or executive officer of the Company; (ii) any person who owns or has the right to acquire 5% or more of the issued and outstanding common stock of the Company; and (iii) any member of the immediate family of any such persons.

         On April 2, 2001 we entered into a brokerage, marketing and sales services contract with Zsquared, LLC, Chet Zalesky and Dennis Zweig to establish and expand Pizza Donini products and services within the United States of America. The compensation is substantially in the form of common stock and stock options most of which are contingent on performance. Chet Zalesky is a Director of the Company.

         On May 30, 2001 we granted a three-year option to purchase an aggregate of 2,250,000 shares of our Common Stock at prices ranging from $.75 to $2.00 per share to Peter Deros, the Company's President, Chief Executive Officer, Treasurer and Chairman of our Board of Directors.

         On May 30, 2001 we entered into an agreement with TT Byrne Capital Investments Inc. ("TT Byrne") to assist us with private equity and/or debt financing. The compensation to TT Byrne is in the form of a percentage of money raised. In addition, TT Byrne was granted a three-year option to purchase an aggregate of 1,500,000 shares of our Common Stock at prices ranging from $.75 to $2.00 per share. Terence Byrne, a director of the Company, is the principal of TT Byrne.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Exhibits

         The exhibits filed as a part of this Report or incorporated herein by reference are as follows:

                                                                                Exhibits Incorporated
                                                                                Herein By Reference,
                                                                                Exhibit No. As Filed
                                                                                With Document
                                                                                Indicated
                                                                                ---------

         (a) Certificate of Incorporation filed 12/18/00                        Form 12G
         (b) By-Laws filed 12/18/00                                             Form 12G
         (c) Certificate of Amendment filed 3/26/01                             Form 8-K
         (d) Brokerage, marketing and sales services contract with              Exhibit 1
                  Zsquared, LLC, Chet Zalesky and Dennis Zweig to
                  establish and expand Pizza Donini products and
                  services within the United States of America.
         (e) Marketing and sales services agreement between the                 Exhibit 2
                  Company and JT Tucker, Inc. to establish and
                  expand Pizza Donini products and services
                  within the States of California and Arizona.

Financial Statements

         The financial statements filed as a part of this report are as follows:

         Consolidated Balance Sheet - 2001 and 2000

         Consolidated Statements of Operations for the years ended May 31, 2001,
           2000 and 1999

         Consolidated Statements of Stockholders' Deficit and Comprehensive
           Income at May 31, 2001, 2000 and 1999

         Consolidated Statements of Cash Flows for the years ended May 31, 2001,
           2000 and 1999


Reports on 8-K

         During the last quarter of fiscal 2001 we filed Reports on Forms 8-K on March 26, 2001 and April 13, 2001.

                                   SIGNATURES

         In accordance with Section 15(d) of the Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DONINI, INC.



                                       By /s/ PETER DEROS
                                          ---------------
Date: October 30, 2001                    Peter Deros, Director, Chairman,
                                          President, Chief Executive Officer and
                                          Treasurer

         In accordance with Section 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

       SIGNATURES                                        TITLE                    Date

Principal Executive Officer:



/s/ Peter Deros                                                             October 30, 2001
-------------------------
Peter Deros                                     Chief Executive Officer


Principal Financial and Accounting Officer:



/s/ Peter Deros                                                             October 30, 2001
-------------------------
Peter Deros                                     Treasurer


A Majority of the Board of Directors:



/s/ Peter Deros                                                             October 30, 2001
-------------------------
Peter Deros                                     Chairman



/s/ Terence Byrne                                                           October 30, 2001
-------------------------
Terence Byrne                                   Director

                  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
                 REPORTS FILED PURSUANT TO SECTION 15(D) OF THE
                      EXCHANGE ACT BY NON-REPORTING ISSUERS


         No annual report or proxy materials have been sent to security-holders during the fiscal year ended May 31, 2001 or the subsequent interim period. As at the date hereof, the Company plans to furnish proxy materials relating to its annual meeting, which is presently intended to be held during the current fiscal year. All such materials will be furnished to the Commission at the same time as they are sent to securities holders.

kpmg




                 Consolidated Financial Statements of


                 DONINI INC.



                 Years ended May 31, 2001, 2000 and 1999

AUDITORS' REPORT



To the Board of Directors
Donini Inc.


We have audited the consolidated balance sheets of Donini Inc. as at May 31, 2001 and 2000 and the consolidated statements of operations, stockholders' deficit and comprehensive income and cash flows for each of the years in the three-year period ended May 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at May 31, 2001 and 2000 and the results of its operations and its cash flows for each of the years in the three-year period ended May 31, 2001 in accordance with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has incurred significant losses and requires additional financing and improved operating results, which raise doubt about its ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Chartered Accountants



Montreal, Canada

August 17, 2001

DONINI INC.
Consolidated Financial Statements

Years ended May 31, 2001, 2000 and 1999


Financial Statements

     Consolidated Balance Sheets......................................   1

     Consolidated Statements of Operations............................   3

     Consolidated Statements of Stockholders' Deficit and
       Comprehensive Income...........................................   4

     Consolidated Statements of Cash Flows............................   5

     Notes to Consolidated Financial Statements.......................   6

DONINI INC.
Consolidated Balance Sheets

May 31, 2001, with comparative figures for 2000
(expressed in United States dollars)

============================================================================================
                                                                     2001             2000
--------------------------------------------------------------------------------------------
Assets

Current assets:
     Accounts receivable, less allowance for doubtful
       accounts of $33,330; 2000 - $59,411 (note 4)             $    51,940        $  38,507
     Income and sales taxes receivable                               39,908            1,320
     Current portion of balance of sales receivable (note 5)         90,421           55,756
     Inventories                                                     24,296           13,839
     Prepaid expenses                                                 8,175           20,092
     Assets held for resale                                         169,065           43,099
     ---------------------------------------------------------------------------------------
                                                                    383,805          172,613

Balance of sales receivable (note 5)                                207,546          162,475

Fixed assets (note 6)                                               397,617          241,518

Trademarks                                                           12,375               -





--------------------------------------------------------------------------------------------
                                                                $ 1,001,343        $ 576,606
============================================================================================

========================================================================================
                                                                2001             2000
----------------------------------------------------------------------------------------
Liabilities and Stockholders' Deficit

Current liabilities:
     Bank indebtedness (note 8)                               $   211,185    $    49,609
     Accounts payable and accrued liabilities (note 9)          1,054,188        624,205
     Due to an employee, non-interest bearing and unsecured        28,370         26,581
     Loans payable (note 7)                                        54,351         10,030
     Due to shareholder                                            22,445            -
     Current portion of long-term debt (note 10)                   84,162        137,494
     Current portion of obligation under capital lease                -            3,856
     -----------------------------------------------------------------------------------
     Total current liabilities                                  1,454,701        851,775

Long-term debt, including nil (2000 - $804,464)
   due to shareholders and related parties (note 10)              171,459        975,508

Stockholders' deficit:
     Common stock, $0.001 par value:
         100,000,000 shares authorized,
         15,158,937 shares issued and outstanding
           (2000 - 10,000,000 shares) (note 11)                    15,159         10,000
     Additional paid in capital                                 2,572,629        925,213
     Deficit                                                   (3,333,094)    (2,303,641)
     Accumulated other comprehensive income:
       cumulative currency translation adjustment                 120,489        117,751
     -----------------------------------------------------------------------------------
     Total stockholders' deficit                                 (624,817)    (1,250,677)

Commitments (note 15)
Contingent liabilities (note 16)

----------------------------------------------------------------------------------------
                                                              $ 1,001,343    $   576,606
========================================================================================

See accompanying notes to consolidated financial statements.

                                      -2-

See accompanying notes to consolidated financial statements.

DONINI INC.
Consolidated Statements of Operations

Years ended May 31, 2001, 2000 and 1999
(expressed in United States dollars)

===================================================================================
                                               2001           2000          1999
-----------------------------------------------------------------------------------
Revenues:
     Sales                                  $   819,181   $   577,206   $   484,967
     Royalties and other related
       revenues                                 455,682       519,257       603,394
     Order processing fees                      242,612       230,613       279,900
     Initial franchise fees                      32,912        51,272        36,427
     Interest income                             24,008        12,569         9,849
     ------------------------------------------------------------------------------
                                              1,574,395     1,390,917     1,414,537

Cost of goods sold                              515,372       366,518       324,933
Cost of supplies to franchises                   32,239        89,581           -
-----------------------------------------------------------------------------------
                                                547,611       456,099       324,933

-----------------------------------------------------------------------------------
                                              1,026,784       934,818     1,089,604

Expenses:
     Advertising and promotion                  399,283       301,759       272,809
     Salaries                                   185,896       171,131       207,478
     General and administration (note 12)       543,578       530,241       561,288
     Interest expense                           103,067       124,962        91,721
     Depreciation                                34,613        37,757        41,043
     Compensation costs (note 11)               469,575           -             -
     Product development                        140,820        18,698           -
     Costs relating to recapitalization         179,405           -             -
     ------------------------------------------------------------------------------
                                              2,056,237     1,184,548     1,174,339

-----------------------------------------------------------------------------------
Loss before income taxes                      1,029,453       249,730        84,735

Income tax recovery (note 13)                       -             -          (7,449)

-----------------------------------------------------------------------------------
Net loss                                    $ 1,029,453   $   249,730   $    77,286
===================================================================================

Loss per share (note 3 (h))
     Basic                                  $      0.10   $      0.02   $      0.01
===================================================================================


See accompanying notes to consolidated financial statements.

                                        -3-

DONINI INC.
Consolidated Statement of Stockholders' Deficit and Comprehensive Income

Years ended May 31, 2001, 2000 and 1999
(expressed in United States dollars)

================================================================================================================
                                                  Additional                    Accumulated other
                                    Common           paid in                        comprehensive
                                     stock           capital        Deficit                income     Total
--------------------------------------------------------------------------------------------------------------

June 1, 1998                   $    10,000      $    925,213    $(1,976,625)        $      41,293  $(1,000,119)

Net loss                                                            (77,286)                           (77,286)
Foreign currency adjustment                                                                49,846       49,846
                                                                                                   -----------

Total comprehensive income                                                                             (27,440)

--------------------------------------------------------------------------------------------------------------
May 31, 1999                        10,000           925,213     (2,053,911)               91,139   (1,027,559)

Net loss                                                           (249,730)                          (249,730)
Foreign currency adjustment                                                                26,612       26,612
                                                                                                   -----------

Total comprehensive income                                                                            (223,118)

--------------------------------------------------------------------------------------------------------------
May 31, 2000                        10,000           925,213     (2,303,641)              117,751   (1,250,677)

Net loss                                                         (1,029,453)                        (1,029,453)
Foreign currency adjustment                                                                 2,738        2,738
                                                                                                   -----------

Total comprehensive income                                                                          (1,026,715)

Issuance of common shares
  (note 11 (a))                      1,918           432,657                                           434,575

Conversion of debenture (note 1)     2,207           497,793                                           500,000

Compensation expense (note 11 (a))      -             35,000                                            35,000

Conversion of long-term
   debt (note 1)                     1,034           681,966                                           683,000

--------------------------------------------------------------------------------------------------------------
May 31, 2001                   $    15,159        $2,572,629    $(3,333,094)        $     120,489   $ (624,817)
==============================================================================================================

See accompanying notes to consolidated financial statements.

DONINI INC.
Consolidated Statements of Cash Flows

Years ended May 31, 2001, 2000 and 1999
(expressed in United States dollars)

==========================================================================================================
                                                          2001               2000              1999
----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net loss                                        $  (1,029,453)     $    (249,730)       $     (77,286)
     Adjustments for:
         Depreciation                                       34,613             37,757               41,043
         Compensation expense                              469,575                 -                    -
         Foreign exchange                                    2,738                 -                    -
         Net increase (decrease) in allowance
           for doubtful accounts                           (26,081)           (40,485)              53,564
         Balance of sales receivable written off            14,679             21,822              105,543
     Net change in operating working capital items:
         Accounts receivable                                12,648             26,437              (12,916)
         Income and sales taxes receivable                 (38,588)             6,297               (3,127)
         Inventories                                       (10,457)            (2,676)              (1,035)
         Prepaid expenses                                   11,917             (4,964)               9,954
         Accounts payable and accrued liabilities          362,041            168,953               15,218
         Due to shareholder                                (99,019)                -                    -
     -----------------------------------------------------------------------------------------------------
                                                          (295,387)           (36,589)             130,958
Cash flows from financing activities:
     Bank indebtedness                                     161,576             12,843              (46,041)
     Proceeds from due to employee                           1,789                 -                32,718
     Repayment of due to employee                               -              (6,553)                  -
     Proceeds of loans payable                              54,351                 -                    -
     Repayment of loans payable                            (10,030)            (3,395)                  -
     Proceeds from long-term debt                          520,000            202,024              115,407
     Repayment of long-term debt                           (72,917)           (46,427)            (197,098)
     Repayment of obligations under capital
       lease                                                (3,856)            (4,777)                  -
     -----------------------------------------------------------------------------------------------------
                                                           650,913            153,715              (95,014)
Cash flows from investing activities:
     Increase in balance of sales receivable              (156,000)          (152,798)             (86,099)
     Repayment of balance of sales receivable               61,585             55,882               45,646
     Acquisition of fixed assets                          (122,770)           (25,675)              (5,778)
     Purchase of trademarks                                (12,375)                -                    -
     Assets held for resale                               (125,966)             5,465                 (308)
     -----------------------------------------------------------------------------------------------------
                                                          (355,526)          (117,126)             (46,539)

-----------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                       -                  -               (10,595)

Cash and cash equivalents, beginning of year                    -                  -                10,595

-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year               $          -       $          -        $           -
===========================================================================================================

Supplemental cash flow information:

     Cash paid during the year for:
         Interest                                    $      49,504      $      35,855       $       19,009
     Acquisition of fixed assets under
       a capital lease                                          -                  -                 8,477
     Acquisition of fixed assets included
       in accounts payable                                  67,942                 -                    -

==========================================================================================================

See accompanying notes to consolidated financial statements.

                                      -5-

DONINI INC.
Notes to Consolidated Financial Statements

Years ended May 31, 2001, 2000 and 1999
(Amounts in United States dollars)

===============================================================================

     Donini Inc. (formerly PRS Sub VI, Inc.) (the "Company") is incorporated in the State of New Jersey and through its wholly-owned subsidiary Pizza Donini Inc. (the "subsidiary") and its subsidiaries, Pizado Foods (2001) Inc. and Pizza Donini.Com Inc., is the master franchisor, manufacturer and distributor of frozen ready-made pizza, frozen and refrigerated sauces and pizza dough to franchise, retail and wholesale customers, and the operator of a call center for home delivery of pizza and other food products.

     The Company's franchise outlets operate in Quebec, Canada under the trade name "Pizza Donini", which name is also primarily used for the distribution of the Company's frozen pizza to the food service industry.

1.   Recapitalization:

     On January 18, 2001, certain shareholders of Pizza Donini Inc. purchased 82% of the issued and outstanding common stock of PRS Sub VI, a New Jersey Corporation and changed its name to Donini Inc. The Company at that time was an inactive publicly held company with no appreciable assets or equity. On January 29, 2001, the Company purchased all the issued and outstanding common shares of Pizza Donini Inc. for a nominal cash payment, the assumption of long-term debt owed to certain shareholders and related parties of the subsidiary of $683,000 (CDN$1,034,276), the assumption of the obligations under a convertible subordinated debenture of $500,000 and the assumption of the obligations under a consulting agreement with a third party ("Consultant") to provide financial resources and consulting services.

     The Company assumed the long-term debt and obligations under a convertible subordinated debenture in exchange for debentures of the Company, that are convertible at the option of the holders, into common stock of the Company. On March 30, 2001, the $500,000 debenture was converted into 2,206,855 common shares of the Company. On April 2, 2001, the debentures of $683,000 were converted into 1,034,276 common shares of the Company.

     Pizza Donini is considered the purchaser and continuing entity and these transactions have been accounted for as a recapitalization. The accounting values of Pizza Donini's shareholders' equity have been ascribed to the Company. Comparative figures for 2000 and 1999 are those of Pizza Donini.

DONINI INC.
Notes to Consolidated Financial Statements, Continued

Years ended May 31, 2001, 2000 and 1999
(Amounts in United States dollars)

===============================================================================

1.   Recapitalization (continued):

     The functional currency of Pizza Donini Inc. is the Canadian dollar and its reporting currency is the United States dollar. Its assets and liabilities have been translated into United States dollars using the exchange rate prevailing at the balance sheet date. Revenues and expenses and cash flows have been translated using the average rate for the year.

     On May 30, 2001, the consulting agreement referred to above was amended. Under the terms of the amended agreement the Consultant will receive an option to purchase 1,500,000 common stock of the Company at prices ranging from $0.75 to $2.00 per share. The options are exercisable on December 15, 2001, June 15, 2002 and December 31, 2002 in amounts of 500,000 each.

     In addition, if the Consultant arranges any private equity funding, excluding bank loans or credit lines, a fee of 7% of the funds raised will be paid to the Consultant, 5% in cash and 2% in common stock of the Company at a price equal to the fair market value of the shares. A commission will also be paid in cash to the Consultant for arranging any private debt financing, including bank loans and lines of credit. The commission will range from 5% for amounts less than $250,000 to a maximum of 2% for amounts in excess of $750,000.

     In the event of any merger and/or acquisitions arranged by the Consultant the Company will pay a fee of 5% of the estimated fair market value of the merged companies or of the acquired company as the case may be, payment to be effected either in cash or common stock of the Company, as determined by the parties on a case-by-case basis.

     The agreement expires on February 28, 2002.

2.   Liquidity:

     The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern and that assets and liabilities have been recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business. However, the accompanying financial statements report that the Company has incurred significant operating losses which were aggravated in 2001 due to costs associated with the recapitalization, product development and compensation, has a deficit in shareholders' equity and a working capital deficit at May 31, 2001. In addition, the Company may require additional financing to meet its current obligations.

     The above matters raise doubt as to the Company's ability to continue as a going concern. The Company's ability to continue as a going concern will depend on its return to profitable operations and the ability to obtain additional financing. Should the going concern assumption not be appropriate, significant adjustments may be necessary to the recorded amounts of assets and liabilities.

DONINI INC.
Notes to Consolidated Financial Statements, Continued

Years ended May 31, 2001, 2000 and 1999
(Amounts in United States dollars)

===============================================================================

2.   Liquidity (continued):

     In order to meet that challenge, the Company has adopted a plan to secure additional capital funding by engaging the services of an investment banker to raise an additional $2,000,000 of equity and/or debt financing through the issuance of common stock, convertible debentures or a combination thereof. In addition, the Company has secured further commitments from its existing and new customers for additional installations at their food services facilities to provide ready made frozen pizza and is seeking to finance this future growth through equipment leasing arrangements. Finally, the Company has adopted various streamlining and cost control measures to ensure that optimal profit margins are realized and that existing resources are maximized.

3.   Significant accounting policies:

     (a) Principles of consolidation:

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

     (b) Inventories:

         Inventories, which consist mainly of food and packaging materials, are stated at the lower of cost, applied on a first in, first out basis, and replacement cost.

     (c) Fixed assets:

         Fixed assets are recorded at cost. Depreciation is provided using the following methods and annual rates:

================================================================================
         Asset                                         Basis         Rate/period
-------------------------------------------------------------------------------

         Furniture and equipment           Declining balance         10% to 20%
         Digital telephone system          Declining balance                20%
         Computer equipment                Declining balance         20% to 30%
         Computer software                     Straight-line         20% to 33%
         Leasehold improvements                Straight line  Term of the lease

================================================================================

     (d) Trademarks:

         The Company has determined that the trademarks have a useful life of twenty years and are being amortized on a straight-line basis.

DONINI INC.
Notes to Consolidated Financial Statements, Continued

Years ended May 31, 2001, 2000 and 1999
(Amounts in United States dollars)

===============================================================================

3.   Significant accounting policies (continued):

     (e) Impairment of long-lived assets:

         All long-lived assets are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impaired asset is written down to its estimated fair market value based on the best information available. Estimated fair market value is generally measured by discounting estimated future cash flows. Management judgment is utilized in estimating discounted future cash flows.

         The depreciation or amortization periods for long-lived assets to be held and used are periodically evaluated to determine whether events or circumstances have occurred that would warrant revision in the periods being used.

     (f) Revenue recognition:

         Franchise agreements provide the terms of the arrangement between Pizza Donini and the franchisee. The franchise agreements may or may not require the franchisee to pay an initial, non-refundable fee. Royalties and advertising revenues are based on a percentage of the sales of the franchisees according to the terms of the franchise agreement. Order processing fees for the operation of the call center are also based on a percentage of the franchisees' sales. These revenues are recorded as earned, with an appropriate provision for estimated uncollectable amounts.

         Initial fees are recognized as revenue when Pizza Donini has substantially performed all initial services required by the franchise agreement, which is generally upon opening. Direct costs incurred to secure and perform the required services under the franchise agreement are charged to expense as incurred.

         Refranchising gains include gains on sales of company-operated restaurants to new and existing franchisees and the related initial franchise fees, if any. Gains on subsequent restaurant franchisings are recognized when the sale transaction closes, the franchisee has a minimum amount of the purchase price in at-risk equity and the Company is satisfied that the franchisee can meet its financial obligations. Otherwise, refranchising gains are deferred until those criteria have been met.

         Sales of frozen pizza, dough and sauces are recorded upon shipment.

     (g) Assets held for resale:

         Assets held for resale consist of franchise equipment purchased and are recorded at the lower of cost and net realizable value.

DONINI INC.
Notes to Consolidated Financial Statements, Continued

Years ended May 31, 2001, 2000 and 1999
(Amounts in United States dollars)

===============================================================================

3.   Significant accounting policies (continued):

     (h) Earnings per share:

         Basic earnings per share are determined by dividing the weighted average number of common shares outstanding during the period into net earnings (loss). Diluted earnings per share have not been calculated as the exercise price of the options outstanding at May 31, 2001 is in excess of the fair value of the common stock and the impact is antidilutive.

     (i) Advertising expenses:

         Costs of advertising are recorded as expenses when incurred.

     (j) Foreign currency translation:

         Pizza Donini Inc., Pizza Donini.Com Inc. and Pizado Foods (2001) Inc., wholly-owned Canadian subsidiaries, use the Canadian dollar as their functional currency and translate their assets and liabilities into US dollars at the exchange rates prevailing at the balance sheet date and revenues, expenses and cash flows translated at the average rate for the year. The resulting currency translation adjustments are accumulated and reported in other comprehensive income.

         Other monetary assets and liabilities denominated in foreign currencies are translated at the exchange rates prevailing at the balance sheet date. Revenues and expenses denominated in foreign currencies are translated at the rates of exchange prevailing at the transaction dates. All exchange gains and losses are included in income.

     (k) Cash and cash equivalents:

         The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents.

     (l) Use of estimates:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

DONINI INC.
Notes to Consolidated Financial Statements, Continued

Years ended May 31, 2001, 2000 and 1999
(Amounts in United States dollars)

================================================================================

3.   Significant accounting policies (continued):

     (m) Stock-based compensation:

         Statement of financial accounting standards No. 123 ("No. SFAS 123"), "Accounting for Stock-Based Compensation", requires the use of a "Fair Value Based Method" in accounting for non-employee stock-based compensation plans, but allows the continued use of the "Intrinsic Value Based Method" prescribed by APB Opinion No. 25, for employee stock-based compensation plans. Under the fair value based method under SFAS No. 123, an amount equal to the fair value of the stock issued is recorded as compensation expense. Under the intrinsic value based method, compensation expense is only recorded on the date of grant if the current fair value of the underlying stock exceeds the exercise price.

         SFAS No. 123 amended APB Opinion No. 25 to require pro-forma disclosures of net earnings and earnings per share as if the fair value based method was used.

4.   Accounts receivable:

     Detailed below is a summary of activity in the allowance for doubtful accounts:

===============================================================================
     Balance May 31, 1998                                         $      46,770
     Bad debts expense                                                   93,770
     Amounts written off                                                (38,993)
-------------------------------------------------------------------------------
     Balance May 31, 1999                                               101,547

     Bad debts expense                                                   40,525
     Amounts written off                                                (82,661)
-------------------------------------------------------------------------------
     Balance May 31, 2000                                                59,411

     Bad debts expense                                                   18,829
     Amounts written off                                                (44,910)

-------------------------------------------------------------------------------
     Balance May 31, 2001                                         $      33,330
===============================================================================

DONINI INC.
Notes to Consolidated Financial Statements, Continued

Years ended May 31, 2001, 2000 and 1999
(Amounts in United States dollars)

===============================================================================

5.   Balance of sales receivable:

     Balance of sales receivable represents amounts owing from franchise holders for the cost of a franchise and the related equipment included in each restaurant. Terms generally range up to five years with interest rates of 8% to 10%. All franchise sales are in Canada and, consequently, amounts are receivable in Canadian dollars.

==============================================================================================================
                                                                                     2001               2000
--------------------------------------------------------------------------------------------------------------
     Balance of sale at 8%, receivable in monthly installments of $367 (CDN$564)
       including interest, commencing June 1998, due May 2001 and secured by a
       moveable hypothec                                                         $  1,085             $  4,336

     Balance of sale at 8%, receivable in weekly installments of $146 (CDN$225)
       including interest, commencing May 1998, due April 2002
       and secured by a moveable hypothec                                           6,621               13,797

     Balance of sale at 9%, receivable in weekly installments of $342 (CDN$526)
       including interest, commencing September 1998, due August
       2003 and secured by a moveable hypothec                                     36,159               52,432

     Balance of sale at 9%, receivable in weekly installments of $372 (CDN$572)
       including interest, commencing June 2000, due May 2004
       and secured by a moveable hypothec                                          51,441               66,870

     Balance of sale at 9%, receivable in weekly installments of $298 (CDN$458)
       including interest, commencing August 2000, due July 2004
       and secured by a moveable hypothec                                          43,176               53,496

     Balance of sale at 9%, receivable in weekly installments of $279 (CDN$429), including interest commencing October 2000, due
       September 2004 and secured by a movable hypothec                            32,500                   -

     Balance of sale at 8%, receivable in weekly installments of $137 (CDN$210)
       including interest, commencing November 1999, due October
       2004 and secured by a moveable hypothec                                     21,873               27,300

     Balance of sale at 10%, receivable in weekly installments of $318
       (CDN$489), including interest commencing February 2001, due
       February 2006 and secured by a movable hypothec                             62,860                   -

--------------------------------------------------------------------------------------------------------------
     Balance carried forward                                                      255,715              218,231

DONINI INC.
Notes to Consolidated Financial Statements, Continued

Years ended May 31, 2001, 2000 and 1999
(Amounts in United States dollars)

================================================================================

5.   Balance of sales receivable (continued):


     =========================================================================================================
                                                                                     2001                 2000
     ---------------------------------------------------------------------------------------------------------
     Balance brought forward                                                $     255,715        $     218,231

     Balance of sale at 9.25%, receivable in weekly installments of $203
       (CDN$312), including interest commencing September 2001, due
       September 2006 and secured by a movable hypothec                            42,252                   -
     ---------------------------------------------------------------------------------------------------------
                                                                                  297,967              218,231

     Less current portion                                                          90,421               55,756

     ---------------------------------------------------------------------------------------------------------
                                                                            $     207,546        $     162,475
     =========================================================================================================

     A moveable hypothec referred to above is security on tangible and intangible property, except real estate.

     Refranchising (losses) gains included in the statement of operations are ($56,607) in 2001; $36,646 in 2000 and $35,154 in 1999.

6.   Fixed assets:

     =========================================================================================================
                                                                                                          2001
     ---------------------------------------------------------------------------------------------------------
                                                                              Accumulated             Net book
                                                              Cost           depreciation                value
     ---------------------------------------------------------------------------------------------------------
     Furniture and equipment                         $     448,208          $     118,939        $     329,269
     Digital telephone system                               45,502                 31,156               14,346
     Computer equipment                                     95,995                 56,127               39,868
     Computer software                                      36,827                 25,554               11,273
     Leasehold improvements                                  5,771                  2,910                2,861
     ---------------------------------------------------------------------------------------------------------
                                                      $    632,303          $     234,686        $     397,617
     =========================================================================================================

DONINI INC.
Notes to Consolidated Financial Statements, Continued

Years ended May 31, 2001, 2000 and 1999
(Amounts in United States dollars)

================================================================================

6.   Fixed assets (continued):

     =========================================================================================================
                                                                                                          2000
     ---------------------------------------------------------------------------------------------------------
                                                                              Accumulated             Net book
                                                              Cost           depreciation                value
     ---------------------------------------------------------------------------------------------------------
     Furniture and equipment                         $     251,622          $      94,281        $     157,341
     Digital telephone system                               46,809                 28,361               18,448
     Computer equipment                                     98,374                 51,414               46,960
     Computer software                                      37,885                 23,057               14,828
     Leasehold improvements                                  5,936                  1,995                3,941
     ---------------------------------------------------------------------------------------------------------
                                                      $    440,626          $     199,108        $     241,518
     =========================================================================================================

7.   Loans payable:

     The loans payable are non-interest bearing and have no specific terms of repayment.

8.   Bank indebtedness:

     A subsidiary of the Company has a line of credit of $16,250 (CDN$25,000) with a Canadian bank of which $10,054 (CDN$15,468) was utilized at May 31, 2001 ($16,250 (CDN$25,000) at May 31, 2000). Borrowings under the facility are at Canadian bank prime rate plus 3% and are secured by accounts receivable and inventory of the subsidiary, amounting to $22,537 and $24,294 respectively, at May 31, 2001 ($22,216 and $13,839 respectively, at May 31, 2000). The credit facility is subject to restrictions on the payment of dividends by the subsidiary and has an annual fee of $488 (CDN$750) and a monthly monitoring fee of $33 (CDN$50). As at May 31, 2001, the subsidiary had negative net assets.

     The effective interest rate on borrowings under the facility was 10.31% for 2001 (9.58% for 2000 and 9.69% for 1999).

DONINI INC.
Notes to Consolidated Financial Statements, Continued

Years ended May 31, 2001, 2000 and 1999
(Amounts in United States dollars)

================================================================================

9.   Accounts payable and accrued liabilities:

     =========================================================================================================
                                                                                     2001                 2000
     ---------------------------------------------------------------------------------------------------------
     Accounts payable - trade                                               $     592,985        $     288,389
     Accrued liabilities                                                          196,352               99,230
     Accrued payroll and related deductions                                       122,531               99,012
     Other trade payable (i)                                                       41,699               64,296
     Construction costs payable                                                   100,621               39,973
     Sales tax payable                                                                 -                33,305

     ---------------------------------------------------------------------------------------------------------
                                                                            $   1,054,188        $     624,205
     =========================================================================================================


     (i) The trade payable of $41,699 noted above is due to a supplier, is non-interest bearing, unsecured and is being repaid at the rate of $650 (CDN$1,000) per week commencing October 3, 2000. As the amount is technically due on demand, it has been classified as a current liability.

10.  Long-term debt:

     =========================================================================================================
                                                                                     2001                 2000
     ---------------------------------------------------------------------------------------------------------
     Due to shareholders and related parties (note 1):
         Debentures  issued to  shareholders,  bearing  interest  at 12.5%,
           due May 2002                                                         $      -             $ 300,915

         Accrued interest on 12.5% debentures, without interest                        -               263,301

         Non-interest bearing loan due to a relative of a shareholder issued in
           June 1991, payable within one year of lender's demand or convertible into 25 Class "B" common shares of the
           Canadian subsidiary at the option of the lender                             -                83,588

         Loan payable to a shareholder, without interest                               -                56,355

         Non-interest bearing loan due to a relative of a shareholder issued in
           June 1998, payable within one year of lender's demand or convertible into 30 Class "B" common shares of the
           Canadian subsidiary at the option of the lender                             -               100,305
     ---------------------------------------------------------------------------------------------------------
                                                                                       -               804,464


DONINI INC.
Notes to Consolidated Financial Statements, Continued

Years ended May 31, 2001, 2000 and 1999
(Amounts in United States dollars)

================================================================================

10.  Long-term debt (continued):

     =========================================================================================================
                                                                                     2001                 2000
     ---------------------------------------------------------------------------------------------------------
     Other:
         Small business bank loan at prime plus 3%, repayable in monthly principal instalments of $1,354 (CDN$2,083) due July 2005 and
           secured by a moveable hypothec on equipment                           $ 67,709             $ 86,374

         Bank loan unsecured, bearing interest at a bank's prime rate plus 2%, repayable in monthly principal instalments of $812
           (CDN$1,250) due March 2003                                              56,685               54,983

         Convertible subordinated debentures, bearing interest at 11%
           payable at maturity, payable April 2003                                 80,000                   -

         Convertible subordinated debentures, bearing interest at 11%
           payable at maturity, payable May 2003                                   40,000                   -

         Convertible subordinated debenture, payable  September 1, 2001
           (note 1)                                                                    -               100,000

         Loan payable unsecured, bearing interest at 12%, repayable in monthly instalments of $685 (CDN$1,053) including interest,
           due July 2001                                                           11,227               16,056

         Term loan unsecured, bearing interest at prime plus 2%, repayable in monthly principal instalments of $650
           (CDN$1,000), due November 2000                                              -                 4,012

         Loan payable, secured by equipment in weekly payments of principal and interest of $685 (CDN$2,875), bearing interest
           at 46.4%, due December 2000                                                 -                47,113
         -----------------------------------------------------------------------------------------------------
                                                                                  255,621              308,538

--------------------------------------------------------------------------------------------------------------
     Long-term debt                                                               255,621            1,113,002

     Less current portion                                                          84,162              137,494

--------------------------------------------------------------------------------------------------------------
                                                                            $     171,459        $     975,508
==============================================================================================================

DONINI INC.
Notes to Consolidated Financial Statements, Continued

Years ended May 31, 2001, 2000 and 1999
(Amounts in United States dollars)

================================================================================

10.  Long-term debt (continued):

     Principal repayments of long-term debt due in the next five years as at May 31, 2001 are as follows:

     ========================================================================
     2002                                                       $      84,162
     2003                                                              99,065
     2004                                                              26,000
     2005                                                              26,000
     2006                                                              12,459
     Thereafter                                                         7,935
     ------------------------------------------------------------------------
                                                                $     255,621
     ========================================================================

11.  Common stock:

     (a) Summary of common stock outstanding:

         On February 6, 2001, the Company amended its Certificate of Incorporation increasing its authorized shares of common stock from 10,000,000 to 100,000,000. A summary of the number of common shares outstanding and share transactions since June 1, 1999 is detailed below:

         =======================================================================

         Balance outstanding June 1, 1999 and 2000                    10,000,000

         Conversion of long-term debt owed to certain shareholders
           and related parties (note 1)                                1,034,276

         Conversion of convertible subordinated debenture (note 1)     2,206,855

         Issue of common shares for services rendered                  1,917,806

         -----------------------------------------------------------------------
         Balance outstanding May 31, 2001                             15,158,937
         =======================================================================

DONINI INC.
Notes to Consolidated Financial Statements, Continued

Years ended May 31, 2001, 2000 and 1999
(Amounts in United States dollars)

================================================================================

11.  Common stock (continued):

     (a) Summary of common stock outstanding (continued):

         In May 2001, the Company entered into employment agreements with key executives as well as arrangements with third parties to provide services to the Company covering various terms up to five years. As part of these agreements, 1,917,806 common shares were issued as fully paid and non-assessable to the various individuals. The estimated fair value of the shares issued amounted to $434,575 and has been recorded as compensation expense. In addition, compensation costs of $35,000 have been recognized for shares which vest over the period covered by the various agreements. The offsetting credit has been recorded as additional paid-in capital.

         In addition, certain individuals were granted an additional 1,035,000 common shares as fully paid and non-assessable which are issuable on August 30, 2001.

     (b) Common share options and warrants:

         (i) In May 2001, the Company entered into agreements which included issuing options to purchase common shares to key executives and several third parties which are exercisable at various dates including after the Company's common stock begins public trading as follows:

         =====================================================================================================
              Number
              of options                                      Exercise date                     Exercise price
         -----------------------------------------------------------------------------------------------------

                430,000               91 days after commencement of trading       75% of average trading price
                135,000               91 days after commencement of trading      110% of average trading price
                400,000             15 months after commencement of trading       75% of average trading price
                265,000             15 months after commencement of trading      110% of average trading price
                580,000             27 months after commencement of trading       75% of average trading price
                375,000             27 months after commencement of trading      110% of average trading price

         -----------------------------------------------------------------------------------------------------
              2,185,000
         =====================================================================================================

DONINI INC.
Notes to Consolidated Financial Statements, Continued

Years ended May 31, 2001, 2000 and 1999
(Amounts in United States dollars)

================================================================================

11.  Common stock (continued):

     (b) Common share options and warrants (continued):

         (ii) In addition to those granted above, an additional 6,050,000 options were granted to two employees and certain third parties exercisable at any time during the three-year period from the exercise date. Details are as follows:

              ================================================================
              Number
              of options                   Exercise date       Exercise price
              ---------------------------------------------------------------

                550,000                  August 30, 2001               $0.001
                750,000                    July 15, 2001        $1.00 - $3.00
                600,000               September 15, 2001                $1.00
              1,450,000                December 15, 2001        $0.75 - $2.00
                200,000                February 15, 2002                $3.00
              1,250,000                    June 15, 2002                $1.00
              1,250,000                December 15, 2002                $2.00

              ----------------------------------------------------------------
              6,050,000
              ================================================================


         (iii)On May 8, 2001, the Company also granted warrants to a third party to purchase 1,000,000 common shares of the Company at prices ranging from $1.00 to $3.00 per share, exercisable at any time during a three-year period from the date of issuance.

              Pro-forma information under FASB statement no. 123 using the fair value method regarding earnings and earnings per share has been determined to be the same as under APB Opinion no. 25.

12.  General and administrative expenses:

     Details of general and administrative expenses are as follows:

     =========================================================================================================
                                                                 2001                2000                 1999
     ---------------------------------------------------------------------------------------------------------

     Office and administrative                       $        170,365       $     167,814        $     168,688
     Professional fees                                        133,336             155,167               47,545
     Bad debts                                                 35,077              40,525               93,770
     Balance of sales receivable written off                   14,679              21,822              105,543
     Rent                                                      45,531              48,827               50,283
     Telephone and utilities                                   56,225              35,822               45,338
     Auto and truck                                            58,707              29,049               25,254
     Insurance and taxes                                       15,745              15,762               11,973
     Maintenance and supplies                                  22,521              15,453               12,894
     Foreign exchange                                          (8,608)                 -                    -

     ---------------------------------------------------------------------------------------------------------
                                                      $       543,578       $     530,241        $     561,288
     =========================================================================================================

DONINI INC.
Notes to Consolidated Financial Statements, Continued

Years ended May 31, 2001, 2000 and 1999
(Amounts in United States dollars)

================================================================================

13.  Income taxes:

     (i) As at May 31, 2001, the Company and its subsidiaries had $1,248,500 of losses for Canadian federal income tax purposes and $619,600 for Quebec income tax purposes available for carry forward to reduce future years taxable income expiring as follows:

         =======================================================================
         Expiring                              Federal               Quebec
         -----------------------------------------------------------------------

         2003                            $     321,000        $          -
         2004                                   54,500                   -
         2005                                   69,000                   -
         2006                                  143,000                   -
         2007                                  273,000              219,800
         2008                                  388,000              399,800

--------------------------------------------------------------------------------
                                         $   1,248,500        $     619,600
--------------------------------------------------------------------------------


   (ii) The income tax recovery shown in 1999 results from claiming losses for cash credits for Quebec purposes only, under a special provincial government program.

  (iii)  Details of deferred income tax (assets) and liabilities are as follows:

         =========================================================================================
                                                                            2001              2000
         -----------------------------------------------------------------------------------------
         Net operating losses carried forward                      $    (373,620)    $    (185,765)
         Capital assets - differences between net book value
           and undepreciated capital cost                                 15,080             3,477

         -----------------------------------------------------------------------------------------
         Net deferred tax asset                                         (358,540)         (182,288)

         Less valuation allowance                                        358,540           182,288

         -----------------------------------------------------------------------------------------
         Net deferred income taxes                                 $          -      $          -
         =========================================================================================

         The valuation allowance increased by approximately $176,252 ($61,520 in 2000) due mainly to the current year's operating loss.

DONINI INC.
Notes to Consolidated Financial Statements, Continued

Years ended May 31, 2001, 2000 and 1999
(Amounts in United States dollars)

================================================================================

14.  Related party transactions:

     Included in the statement of operations are the following transactions with shareholders:

     ==========================================================================
                                    2001              2000                 1999
     --------------------------------------------------------------------------

     Interest on debentures    $      -        $    38,199        $      28,976
     ==========================================================================

     The shareholders waived any interest on the debentures in fiscal 2001.

15.  Commitments:

     The Company's subsidiary has entered into operating leases for its premises and equipment with minimum annual rental payments as at May 31, 2001 approximately as follows:

     =========================================================================
     2002                                                   $      49,668
     2003                                                          37,311
     2004                                                          21,692
     =========================================================================


16.  Contingent liabilities:

     (a) Pizza Donini was sued by a former franchisee of a former subsidiary who is seeking to obtain from the Court to declare the transfer and sale to Pizza Donini of trademarks by the former subsidiary null and void, and to have Pizza Donini declared jointly and severally liable for a claim of the former franchisee against the former subsidiary.

         This action stems from a separate suit filed by the former franchisee against the former subsidiary, in the amount of $414,067 (CDN$637,000) which suit was dismissed by the Superior Court of Quebec on May 19, 1998. The former franchisee has appealed the original judgment of the lower court and legal counsel for the former subsidiary does not expect a hearing date before February 2003. In the meantime, in the file against Pizza Donini, there is an agreement between the attorneys of the parties to await the outcome of the decision of the Court of Appeal in the original proceedings prior to pursuing this action. Counsel to Pizza Donini and to its former subsidiary is confident that the appeal will be dismissed in the original suit and, therefore, the action against Pizza Donini will also be dismissed.

DONINI INC.
Notes to Consolidated Financial Statements, Continued

Years ended May 31, 2001, 2000 and 1999
(Amounts in United States dollars)

================================================================================

16.  Contingent liabilities (continued):

     (b) Pizza Donini has been sued by its former banker for repayment of a loan originally due in March 2003. Pizza Donini is disputing certain fees charged by the bank, has counter sued and ceased making monthly payments on the loan.

         The amount of the loan, including accrued interest, is $56,687 ($54,983 at May 31, 2000) and is included in long-term debt.

17.  Financial instruments:

     (a) Fair value disclosures:

         Fair value estimates are made as of a specific point in time, using available information about the financial instrument. These estimates are subjective in nature and often cannot be determined with precision.

         The Company has determined that the carrying value of its short-term financial assets and liabilities approximates their fair values as at May 31, 2001 because of the short-term maturity of those instruments.

         The carrying amounts of balance of sales receivable are reasonable estimates of their fair value.

         The carrying value of the small business bank loan and the unsecured bank loan approximates their fair value at May 31, 2001 as the debt bears interest at floating rates. The carrying value of the convertible subordinated debentures and the unsecured loan, although at fixed interest rates, approximates their fair value as the interest rates are comparable to the Company's incremental borrowing rate.

     (b) Credit risk:

         The Company's revenues are derived from its franchise operations and sales of frozen ready-to-use pizza. The Company regularly monitors its credit risk exposure to these customers and takes steps to mitigate the risk of loss. The Company does not have any concentration of credit risk with any of their customers.

     (c) Interest rate risk:

         The Company's balance of sales receivable is at fixed interest rates for fixed terms, minimizing exposure to interest rate fluctuations.

         Approximately one half of the Company's long-term debt is at fixed interest rates. The balance is at floating rates which, together with the Company's short-term bank indebtedness, would expose it to interest rate risk through fluctuations in the prime interest rate.