Form 10QSB
period 2001-08-31
DONINI INC
filed 2001-10-31
CIK 1129900

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 2001

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

                         Commission File Number 0-32133

                                  DONINI, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            New Jersey                                          22-3768426
(State or other jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

                      4555 boul, des Grandes Prairies, #30
                  St. Leonard, Montreal, Quebec, Canada H1R 1A5
                    (Address of Principal Executive Offices)

                                 (514) 327-6006
                (Issuer's Telephone Number, Including Area Code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   -----    -----


The number of shares outstanding of each of the issuer's classes of common equity, as of August 31, 2001: 16,743,937 shares of common stock

Transitional Small Business Disclosure Format (check one):
Yes       No  X
   -----    -----

                                  Donini, Inc.
                          (A Development Stage Company)


                                TABLE OF CONTENTS

PART I                                                                     Page
                                                                           ----
Item 1 - Financial Information (unaudited)

      Donini, Inc.
        Consolidated Balance Sheets as of
        August 31, 2001 and May 31, 2001..................................  3-4

      Consolidated Statements of Operations
        for the three month period
        ended August 31, 2001 and 2000 ...................................    5

      Consolidated Statements of Cash Flows
        for the three month periods
        ended August 31, 2001 and 2000....................................    6

      Consolidated Statements of Stockholders'
        deficit and Comprehensive Income as
        of June 1, 1998, May 31, 1999,
        2000 and 2001, and August 31, 2001................................    7

Notes to Financial Statements (unaudited).................................    8

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations....................    9


PART II

Item 1 - Legal Proceedings................................................   10

Item 2 - Changes in Securities and Use of Proceeds........................   11

Item 3 - Defaults Upon Senior Securities..................................   11

Item 4 - Submission of Matters to a Vote of Security Holders..............   11

Item 6 - Exhibits and Reports on Form 8-K.................................   11

PART I
Item 1 - Financial Information (unaudited)

DONINI INC.
Consolidated Balance Sheet
(Expressed in United States dollars)
===============================================================================================
                                                                   August 31,         May 31,
                                                                      2001             2001
-----------------------------------------------------------------------------------------------
Assets

Current assets:

       Accounts receivable, net of allowance for
             doubtful accounts                                    $    50,269      $    51,940
       Income and sales taxes receivable                               65,923           39,908
       Current portion of balance of sales receivable                 102,858           90,421
       Due from Shareholder                                            58,763                0
       Inventories                                                     24,451           24,296
       Prepaid expenses                                                 8,114            8,175
       Assets held for resale                                          81,940          169,065
       ----------------------------------------------------------------------------------------

                                                                      392,318          383,805

       Balance of sales receivable                                    278,821          207,546
       Fixed assets                                                   399,314          397,617
       Trade Marks                                                     12,329           12,375
-----------------------------------------------------------------------------------------------

                                                                  $ 1,082,782      $ 1,001,343
===============================================================================================

DONINI INC
Consolidated Balance Sheet
(Expressed in United States dollars)
===============================================================================================
                                                                   August 31,         May 31,
                                                                      2001             2001
-----------------------------------------------------------------------------------------------

Liabilities and Shareholders' Deficit
Current liabilities:
       Bank indebtedness                                          $   351,138          211,185
       Accounts payable and accrued liabilities                     1,066,242        1,054,188
       Due to an employee, non-interest bearing and unsecured          27,520           28,370
       Loans payable                                                   44,758           54,351
       Due to shareholder                                                   0           22,445
       Current portion of long-term debt                               83,321           84,162
       ----------------------------------------------------------------------------------------

                                                                    1,572,979        1,454,701


Long-term debt                                                        208,390          171,459

Shareholder's deficit:

       Common stock, $0.001 par value:
             100,000,000 shares authorized,
             16,743,937 and 15,158,937 shares issued
             and outstanding at August 31, 2001 and
             May 31, 2001 respectively                                 16,744           15,159
       Additional paid in capital                                   2,895,205        2,572,629
       Deficit                                                     (3,729,214)      (3,333,094)


       Accumulated other comprehensive income:
             Cumulative currency translation adjustment               118,678          120,489
       ----------------------------------------------------------------------------------------

             Total shareholders' deficit                             (698,587)        (624,817)
       ----------------------------------------------------------------------------------------

                                                                  $ 1,082,782      $ 1,001,343
===============================================================================================

See accompanying notes to consolidated financial statement

DONINI INC.

Consolidated Statement of Operations
Three months period ended August 31, 2001and 2000
(Expressed in United States dollars)
===============================================================================
                                                    2001              2000
-------------------------------------------------------------------------------
Revenues:
       Sales                                    $    253,496      $    189,525
       Royalties and other related revenues          177,252           174,843
       Order processing fees                          66,984            64,430
       Interest Income                                 6,342             5,580
       ------------------------------------------------------------------------
                                                     504,074           434,378

       Cost of goods sold                            170,655           122,524
       Cost of supplies to franchises                  2,255            24,791
       ------------------------------------------------------------------------
                                                     172,910           147,315

       ------------------------------------------------------------------------
                                                     331,164           287,063

Costs and expenses:
       Advertising and promotion                      76,127            94,692
       Salaries                                       91,461            66,691
       General and administrative expenses           191,273            84,428
       Depreciation                                   15,368             9,259
       Interest Expense                               29,444            16,664
       Compensation costs                            323,611                 0
       ------------------------------------------------------------------------
                                                     727,284           271,734

       ------------------------------------------------------------------------
       Income (Loss) before income taxes        $   (396,120)           15,329
       Income Tax                                          0                 0
       Net income (loss)                        $   (396,120)           15,329
===============================================================================

       Income (loss) per share Basic            $       (.03)     $        .00
===============================================================================

       Weighted Average Shares Outstanding        15,193,393        10,000,000
===============================================================================

See accompanying notes to consolidated financial statements.

DONINI INC.
Consolidated Statements of Cash Flows
Three months ended August 31, 2001 and 2000
(expressed in United States dollars)
===============================================================================
                                                           2001         2000
-------------------------------------------------------------------------------
Cash flows from operating:
       Net income (loss)                                 (396,120)      15,329
       Adjustments for:
             Depreciation                                  15,368        9,259
             Compensation expense                         323,611            0
             Foreign exchange                              (1,811)     (20,109)
             Net increase (decrease) in
                allowance for doubtful accounts              (248)           0
       Net change in operating working capital items:
             Accounts receivable                            1,919      (20,119)
             Income and sales tax
             receivable                                   (26,015)      (1,659)
             Due from
             shareholder                                  (58,763)           0
             Inventories                                     (155)       1,972
             Prepaid expenses                                  61      (32,351)
             Accounts payable and accrued liabilities      12,054     (158,036)
             Due to shareholder                           (22,445)           0
             ------------------------------------------------------------------
                                                         (152,544)    (205,714)
Cash flows from financing activities:
       Bank indebtedness                                  139,953      (27,159)
       Repayments of amounts due to employee                 (850)           0
       Proceeds of loans payable                           (9,593)       8,155
       Repayment of loans payable                               0      (14,830)
       Proceeds from long-term debt                        40,000      411,126
       Repayment of long-term debt                         (3,910)     (99,758)
       Repayment of obligations under capital lease             0       (1,252)
       Exercise of stock options                              550            0
       ------------------------------------------------------------------------
                                                          166,150      276,282
Cash flows from investing activities:
       Increase in balance of sales receivable           (100,979)     (50,970)
       Repayment of balance of sales receivable            17,267        7,494
       Acquisition of fixed assets                        (17,065)      (9,904)
       Trademarks                                              46            0
       Assets held for resale                              87,125      (17,188)
       ------------------------------------------------------------------------
                                                          (13,606)     (70,568)
===============================================================================
Net decrease in cash and cash equivalents                       0            0
Cash and cash equivalents at beginning of the period            0            0
===============================================================================
Cash and cash equivalents at end of the period          $       0    $       0
===============================================================================

DONINI, INC.
Consolidated Statement of Stockholders' Deficit and Comprehensive Income
(expressed in United States dollars)
===============================================================================================================
                                                  Additional                      Accumulated
                                      Common         paid in                    comprehensive
                                       Stock         capital         Deficit           income            Total
---------------------------------------------------------------------------------------------------------------
June 1, 1998                     $    10,000     $   925,213     $(1,976,625)     $    41,293      $(1,000,119)

Net loss                                                             (77,286)                          (77,286)
Foreign currency adjustment                                                            49,846           49,836
                                                                                                   ------------

Total comprehensive income                                                                             (27,440)
---------------------------------------------------------------------------------------------------------------

May 31, 1999                          10,000         925,213      (2,053,911)          91,139       (1,027,559)

Net loss                                                            (249,730)                         (249,730)
Foreign currency adjustment                                                            26,612           26,612
                                                                                                   ------------

Total comprehensive income                                                                            (223,118)
---------------------------------------------------------------------------------------------------------------

May 31, 2000                          10,000         925,213      (2,303,641)         117,751       (1,250,677)

Net loss                                                          (1,029,453)                       (1,029,453)
Foreign currency adjustment                                                             2,738            2,738
                                                                                                   ------------

Total comprehensive income                                                                          (1,026,715)

Issuance of common shares              1,918         432,657                                           434,575
Conversion of debenture                2,207         497,793                                           500,000
Compensation expense                      --          35,000                                            35,000
Conversion of long-term debt           1,034         681,966                                           683,000
---------------------------------------------------------------------------------------------------------------

May 31, 2001                     $    15,159     $ 2,572,629     $(3,333,094)     $   120,489      $  (624,817)

Net loss                                                            (396,120)                         (396,120)
Foreign currency adjustment                                                            (1,811)          (1,811)
                                                                                                   ------------

Total comprehensive income                                                                          (1,022,748)

Compensation expense                   1,035         198,496                                           199,531
Stock options exercised                  550         124,080                                           124,630
---------------------------------------------------------------------------------------------------------------

August 31, 2001                  $    16,744     $ 2,895,205     $(3,729,214)     $   118,678      $  (698,587)
===============================================================================================================

DONINI, INC. and Subsidiaries
Notes to Consolidated Financial Statements

1.  Basis of Preparation

The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position as of August 31, 2001, and the results of operations and cash flows for the period then ended. All such adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes for the fiscal year ended May 31, 2001.

2.  Common Stock and Stock Options

(a) Summary of common stock outstanding:

A summary of the common shares outstanding and transactions since June 1, 2001 is detailed as follows:

Balance outstanding June 1, 2001                             15,158,937

Issue of common shares for services rendered                  1,035,000

Conversion of stock options issued to employees                 550,000

Balance outstanding at August 31, 2001                       16,743,937

Due to arrangements made with third parties to provide services to the Company that were executed in May 2001 an additional 1,035,000 shares of common stock was issued in August 2001. Also, certain options issued to certain key executives to acquire a maximum of 550,000 shares of common stock of the Company at $.001 were exercised in August 2001. The estimated fair value of the shares issued and the resultant conversion of discounted options amounted to $323,611 that has been recorded as compensation expense.

(b) Stock options

During the three months ended August 31, 2001 the following changes occurred in outstanding stock options.

      Options outstanding at May 31, 2001             9,235,000
      Options granted                                       -0-
      Options exercised                                 550,000
      Options outstanding at August 31, 2001          8,685,000

PART I

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

   Pizza Donini Inc. supports twenty-nine (29) franchised pizza outlets. At August 31, 2001 Pizza Donini Inc. also owned three (3) additional locations that are being held with the intention to sell as Donini franchises. All locations are in Greater Montreal.

   In the first quarter of fiscal 2002 the Company began offering for sale its fully topped ready-to-use self-rising crust, frozen pizza in twenty-seven (27) in-store restaurants of Zellers, Inc. During the second quarter of fiscal 2002, the Company extended the sale of its fully-topped, ready-to-use self-rising crust frozen pizza to an additional seven (7) in-store restaurants of Zellers in Winnipeg, Manitoba, the Molson Center in Montreal and four (4) other business-to-business relationships.

   Pizza Donini Inc. is further developing its B2B (business to business) distribution network of fully-topped, ready-to-use, self-rising crust, frozen pizza to foodservice customers and is in discussion with a number of potential customers such as department store cafeterias, other restaurants, hospitality and leisure venues, convenience stores, and contract caterers.

   In addition to generating revenues from its franchisees in the form of initial franchise fees and royalties, Pizza Donini Inc. revenues have also been generated by two other operating subsidiaries, Pizado Foods (2001) Inc. ("Pizado") and Pizza Donini.Com Inc. Pizado sells raw food products and other supplies to Donini franchisees and is offering selected products to other distributors and manufacturers. Pizado also intends to expand its distribution business. Pizza Donini.Com Inc. manages the call center that executes home delivery orders, from a single telephone number, to the closest franchisee.

   For the three months ended August 31, 2001 franchise operations accounted for approximately 48% of the Company's total revenues, while the sale of wholesale food products equaled approximately 50% and the remaining revenues accounted for 2%. This compares to 55%, 44% and 1% respectively for same fiscal 2000 period. The continued change in sales mix again resulted primarily from increased management focus on the wholesale food products markets and other business-to-business opportunities.

   During the first quarter of fiscal 2002 Company revenues were $504,074 as compared to $434,378 for the same period in 2001, an increase of $69,696 or 16.0%. Cost of goods sold for the three months ended August 31, 2001 was $170,655 or 67.3% as compared to $122,524 or 64.6% for the same period in fiscal 2001. The increase in sales is primarily a result of sales to Zellers, Inc. of approximately $66,000 during the first quarter of fiscal 2002. Cost of goods for the fully-topped, ready-to-use, self-rising crust, frozen pizza product that is sold to Zellers is also higher than other products traditionally sold by the Company which resulted in the increase in cost of goods for the first quarter of fiscal 2002 as compared to the same period in the prior year.

   Net income/(losses) decreased $411,449 from $15,329 during the first three months fiscal 2001 to ($396,120) for the same period in 2002. The decrease in net income/(losses) are primarily due to increases in non-cash stock based compensation and general and administrative expenses of $323,611 and $84,345 respectively. The increase in general and administrative expenses were primarily made up of costs related to expansion of the business-to-business operations, officers and directors liability insurance and increases in travel costs related to the business combination of approximately $42,000, $11,000 and $19,000 respectively.

   Working capital deficit during this period increased from $1,070,896 at May 31, 2001 to $1,180,371 at August 31, 2001. Total assets increased from $1,001,343 as of May 31, 2001 to $1,082,782 as of August 31, 2001.

   Management believes that the results reflected above are due to increased management focus on the wholesale food products markets and additional costs associated with its combination with Donini, Inc. In addition, management believes that its investment into its centralized call center and other marketing efforts of Pizza Donini.Com Inc. and its development of a high quality product line will result in future expansion and increased profitability. Management also believes that operating profits have been lowered due to the investment into new products.

   The Company maintains that its liquidity will improve marginally with improved earnings, but will not be sufficient to allow it to expand its operations to any significant degree. The Company has adopted a plan to secure additional capital funding by engaging the services of an investment banker to raise an additional $2,000,000 of equity and/or debt financing through the issuance of common stock, convertible debentures or a combination thereof. In addition, the Company has secured further commitments from its existing and new customers for additional installations at their food service facilities to provide fully topped ready-to-use self-rising crust frozen pizza and is seeking to finance this future growth through equipment leasing arrangements. The Company has maintained its liquidity through the first quarter of fiscal 2002 through net borrowings in short and long-term debt of approximately $200,000.


PART II  OTHER INFORMATION

Item 1 - Legal Proceedings

   We are presently a party in the following legal proceedings:

161324 Canada Inc. vs. Do-Rest Inc. and Pizza Donini Inc.

   This action was instituted in April 1998 in an attempt to void the sale and transfer of trademarks from Do-Rest Inc. (formerly Donini Restaurant Inc.) to Pizza Donini Inc. and to have Pizza Donini Inc. declared jointly and severally liable for a claim in excess of $400,000 against Do-Rest Inc. a former subsidiary of Pizza Donini Inc. 161324 Canada Inc. was a former franchisee of Do-Rest Inc., which is no longer an operating company. The parties have agreed that no action will be taken by 161324 Canada Inc. on this matter until a decision has been rendered on the damages claim by 161324 Canada Inc.

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


Item 2 - Changes in Securities and Use of Proceeds

   The total number of shares of Common Stock issued and outstanding as of August 31, 2001 was 16,743,937.


Item 3 - Defaults Upon Senior Securities

   Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

   Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

   During the quarter ended August 31, 2001 we filed a Report on Form 8-K on June 5, 2001.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           DONINI, INC.


Date: October 30, 2001                     By: /s/ Peter Deros
                                               --------------------------------
                                               Peter Deros, President