Form 10QSB/A
period 2001-08-31
DONINI INC
filed 2001-11-06
CIK 1129900

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)
(Mark One)

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

3.  Liquidity

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


                                           DONINI, INC.


Date: November 5, 2001                     By: /s/ Peter Deros
                                               --------------------------------
                                               Peter Deros, President