Form 10QSB
period 2001-11-30
DONINI INC
filed 2002-01-15
CIK 1129900

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the quarterly period ended November 30, 2001

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to
                               ----------    ----------

                         Commission File Number 0-32133


                                  DONINI, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          New Jersey                                              22-3768426
-------------------------------                              -------------------
(State or other jurisdiction of                                (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)


                      4555 boul, des Grandes Prairies, #30
                  St. Leonard, Montreal, Quebec, Canada H1R 1A5
                  ---------------------------------------------
                    (Address of Principal Executive Offices)


                                 (514) 327-6006
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]


The number of shares outstanding of each of the issuer's classes of common equity, as of January 14, 2002: 16,743,937 shares of common stock

Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [X]

                                  Donini, Inc.
                          (A Development Stage Company)


                                TABLE OF CONTENTS

PART I                                                                      Page
                                                                            ----

Item 1 - Financial Information (unaudited)

   Donini, Inc.

   Consolidated Statements of Cash Flows
     for the six months ended November 30, 2001
     and 2000..............................................................   1

   Consolidated Statements of Operations
     for the six month periods
     ended November 30, 2001 and 2000 .....................................   3

   Consolidated Balance Sheets as of
     November 30, 2001 and November 30, 2000...............................   4

   Consolidated Statements of Operations
     for the three month periods
     ended November 30, 2001 and 2000......................................   6

   Consolidated Statements of Stockholders'
     deficit and Comprehensive Income
     as of May 31, 2001, and November 30, 2001.............................   7

Notes to Financial Statements (unaudited)..................................   8

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations.....................  10

PART II

Item 1 - Legal Proceedings.................................................  11

Item 2 - Changes in Securities and Use of Proceeds.........................  12

Item 3 - Defaults Upon Senior Securities...................................  12

Item 4 - Submission of Matters to a Vote of Security Holders...............  12

Item 6 - Exhibits and Reports on Form 8-K..................................  12

PART I

Item 1- Financial Information (unaudited)

Donini Inc.

Consolidated Statements of Cash Flows
Six months ended November 30, 2001 and 2000
(expressed in United States dollars)

===============================================================================
                                                            2001         2000
-------------------------------------------------------------------------------

Cash flows from operating activities:
     Net (loss) income                                   ($535,560)   $  12,387
     Adjustments for:
          Depreciation                                      29,851       17,540
          Compensation costs                               323,611           --
          Foreign exchange                                   4,509       35,760
          Net (decrease) increase in
            allowance for doubtful accounts                   (711)      11,064
     Net change in operating working capital items:
          Accounts receivable                              (28,841)     (65,320)
          Income and sales tax receivable                  (11,990)       1,320
          Inventories                                          341          (94)
          Prepaid expenses                                   1,032       (6,708)
          Accounts payable and accrued liabilities         159,217      (64,008)
     --------------------------------------------------------------------------
                                                           (58,541)     (58,059)

Cash flows from financing activities:
     Bank indebtedness                                      47,155      (25,659)
     Repayments of due to employee                          (1,242)        (807)
     Due from shareholder                                 (126,565)          --
     Proceeds of loans payable                             117,366           --
     Repayment of loans payable                            (27,204)     (10,030)
     Proceeds from long-term debt                           43,170      511,659
     Repayment of long-term debt                           (14,575)    (235,122)
     Repayment of obligations under capital lease               --       (3,856)
     Issue of Class B common shares                             --           13
     Exercise of stock options                                 550           --
     --------------------------------------------------------------------------
                                                            38,655      236,198

Cash flows from investing activities:
     Increase in balance of sales receivable              (104,940)    (113,470)
     Repayment of balance of sales receivable               91,619       32,883
     Acquisition of fixed assets                           (55,201)      (2,242)
     Trademarks                                                132           --
     Assets held for resale                                 88,276      (95,310)
     --------------------------------------------------------------------------
                                                            19,886     (178,139)

-------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                       --           --
Cash and cash equivalents at beginning of the period            --           --
-------------------------------------------------------------------------------
Cash and cash equivalents at end of the period           $      --    $      --
-------------------------------------------------------------------------------

DONINI INC.

Consolidated Statement of Operations
Six months period ended November 30, 2001 and 2000
(Expressed in United States dollars)

================================================================================
                                                       2001             2000

Revenues:
     Sales                                         $    448,420     $    393,619
     Royalties and other related revenues               311,295          328,316
     Order processing fees                              122,869          126,485
     Interest Income                                     11,316           11,764
     ---------------------------------------------------------------------------
                                                        893,900          860,184

     Cost of goods sold                                 342,294          250,494
     Cost of supplies to franchises                       3,223           27,128
     ------------------------------                ------------     ------------

                                                        345,517          277,622
     ------------------------------                ------------     ------------
                                                        548,383          582,562

Costs and expenses:
     Advertising and promotion                          435,021          180,670
     General and administrative                         552,277          332,793
     Depreciation                                        29,851           17,497
     Interest                                            66,794           39,247
     ---------------------------------------------------------------------------

                                                      1,083,943          570,207
     ---------------------------------------------------------------------------
     Net (loss) income                                ($535,560)    $     12,355
================================================================================

     (Loss) income per share - Basic                    ($0.034)    $      0.001
================================================================================

     Weighted Average Shares Outstanding             15,964,429       10,000,000


          See accompanying notes to consolidated financial statements.

DONINI INC.

Consolidated Balance Sheet
(Expressed in United States dollars)

================================================================================
                                                        November 30,    May 31,
                                                            2001         2001
--------------------------------------------------------------------------------
Assets

Current assets:

     Accounts receivable, net of allowance for
          doubtful accounts                              $   81,492   $   51,940
     Income and sales taxes receivable                       51,898       39,908
     Current portion of balance of sales receivable          88,659       90,421
     Due from shareholder                                   104,120           --
     Inventories                                             23,955       24,296
     Prepaid expenses                                         7,143        8,175
     Assets held for resale                                  80,789      169,065
     ---------------------------------------------------------------------------

                                                            438,056      383,805

     Balance of sales receivable                            222,629      207,546
     Fixed assets                                           422,967      397,617
     Trademarks                                              12,243       12,375
--------------------------------------------------------------------------------

                                                         $1,095,895   $1,001,343
================================================================================

========================================================================================
                                                             November 30,      May 31,
                                                                 2001           2001
----------------------------------------------------------------------------------------

Liabilities and Shareholders' Deficit
Current liabilities:
     Bank indebtedness                                        $   258,340        211,185
     Accounts payable and accrued liabilities                   1,213,405      1,054,188
     Due to an employee, non-interest bearing and unsecured        27,128         28,370
     Loans payable                                                144,513         54,351
     Due to shareholder                                                --         22,445
     Current portion of long-term debt                             81,807         84,162
     -----------------------------------------------------------------------------------

                                                                1,725,193      1,454,701


Long-term debt                                                    202,409        171,459

Shareholder's deficit:
     Common stock, $0.001 par value:
          100,000,000 shares authorized,
          16,743,937 and 15,158,937 shares issued
          and outstanding at November 30 and
          May 31, 2001 respectively                                16,744         15,159
     Additional paid in capital                                 2,895,205      2,572,629
     Deficit                                                   (3,868,654)    (3,333,094)

     Accumulated other comprehensive income:
          Cumulative currency translation adjustment              124,998        120,489

     -----------------------------------------------------------------------------------
       Total shareholders' deficit                               (831,707)      (624,817)

     -----------------------------------------------------------------------------------

                                                              $ 1,095,895    $ 1,001,343
========================================================================================


           See accompanying notes to consolidated financial statements

DONINI INC.

Consolidated Statement of Operations
Three months period ended November 30, 2001 and 2000
(Expressed in United States dollars)

===============================================================================
                                                      2001             2000
Revenues:
     Sales                                        $    194,924     $    204,094
     Royalties and other related revenues              134,043          153,473
     Order processing fees                              55,885           62,055
     Interest Income                                     4,974            6,184
     --------------------------------------------------------------------------

                                                       389,826          425,806

     Cost of goods sold                                171,639          127,970
     Cost of supplies to franchises                        968            2,337
     ------------------------------               ------------     ------------

                                                       172,607          130,307
     ------------------------------               ------------     ------------

                                                       217,219          295,499

Costs and expenses:
     Advertising and promotion                          88,272           83,976
     General and administrative                        216,554          183,676
     Depreciation                                       14,483            8,238
     Interest                                           37,350           22,583
     --------------------------------------------------------------------------

                                                       356,659          298,473
     --------------------------------------------------------------------------
     Net loss                                     $   (139,440)          (2,974)
===============================================================================

     Loss per share - Basic                             ($0.01)              --
===============================================================================

     Weighted Average Shares Outstanding            16,743,937       10,000,000


          See accompanying notes to consolidated financial statements.

DONINI INC.

Consolidated Statement of Stockholders' Deficit and Comprehensive Income
(expressed in United States dollars)

===================================================================================================
                                            Additional                   Accumulated
                                 Common       paid in                   comprehensive
                                  Stock       capital        Deficit       income           Total
---------------------------------------------------------------------------------------------------

May 31, 2001                  $    15,159   $ 2,572,629   $(3,333,094)   $   120,489    $  (624,817)

Net loss                                                                    (535,560)      (535,560)
Foreign currency adjustment                                                    4,509          4,509
                                                                                        -----------
Total comprehensive income                                                               (1,155,868)

Compensation expense                1,035       198,496                                     199,531
Stock options exercised               550       124,080                                     124,630
---------------------------------------------------------------------------------------------------
November 30, 2001             $    16,744   $ 2,895,205   $(3,868,654)   $   124,998    $  (831,707)
===================================================================================================

DONINI, INC. and Subsidiaries
Notes to Consolidated Financial Statements


1.       Basis of Preparation

The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position as of November 30, 2001, and the results of operations and cash flows for the period then ended. All such adjustments are of normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjuction with the financial statements and notes for the fiscal year ended May 31, 2001.

2.       Common Stock and Stock Options

(a)      Summary of common stock outstanding:

A summary of the common shares outstanding and transactions since June 1, 2001 is detailed as follows:

         Balance outstanding June 1, 2001                             15,158,937

         Issue of common shares for services rendered                  1,035,000

         Conversion of stock options issued to employees                 550,000

         Balance outstanding at November 30, 2001                     16,743,937


Due to arrangements made with third parties to provide services to the Company that were executed in May 2001 an additional 1,035,000 shares of common stock was issued in August 2001. Also, certain options issued to certain key executives to acquire a maximum of 550,000 shares of common stock of the Company at $.001 were exercised in August 2001. The estimate fair value of the shares issued and the resultant conversion of discounted options amounted to $323, 611 that has been recorded as compensation expense.

(b)      Stock options

During the six months ended November 30, 2001 the following changes occurred in outstanding stock options.

         Options outstanding at May 31, 2001                           9,235,000

         Options granted                                                     -0-

         Options exercised                                               550,000

         Options outstanding at November 30, 2001                      8,685,000

3.       Loans Payable:

On November 29, 2001 a subsidiary of the Company borrowed $ 85,560.00 (Cdn. $ 134,500.00) from a third party. The loan bears interest at 18% per annum and is repayable in fifty -two weekly payments of principal and interest of $ 1,801 (Cdn $ 2,831), commencing on December 7, 2001.The loan is secured by all the assets of the subsidiary and a personal guarantee of a shareholder. The creditor has a priority of rank on the subsidiary's existing mortgages on its balance of sales receivable.

4.       Liquidity

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern and that assets and liabilities have been recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business. However, the accompanying financial statements report that the Company has incurred significant operating losses which were aggravated in 2001 due to costs associated with the recapitalization, product development and compensation, has a deficit in shareholders' equity and a working capital deficit at November 30, 2001. In addition, the company requires additional financing to meet its current obligations.

The above matters raise doubt as to its ability to continue as a going concern. The company's ability to continue as a going concern will depend on its return to profitable operations and the ability to obtain additional financing. Should the going concern assumption not be appropriate, significant adjustments may be necessary to the recorded amounts of assets and liabilities.

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

PART I

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Pizza Donini Inc. supports twenty-nine (29) franchised pizza outlets. At November 30, 2001 Pizza Donini Inc. also owned three (3) additional locations that are being held with the intention to sell as Donini franchises. All locations are in Greater Montreal.

In the first half of fiscal 2002 the Company began offering for sale its fully topped ready-to-use self-rising crust, frozen pizza in twenty-seven (27) in-store restaurants of Zellers, Inc. in Quebec, plus one (1) Bay cafeteria in downtown Montreal and seven (7) in-store restaurants of Zellers Inc. in Winnipeg, Manitoba. In addition, there are four (4) other business to business relationships. During the second quarter of fiscal 2002, a contract was signed to service seven (7) kiosks under the brand name of Pizza Donini at the Molson Center, which is a 20,000 seat arena for N.H.L. hockey games and many other events.

Pizza Donini Inc. is further developing its B2B (business to business) distribution network of fully-topped, ready-to-use, self-rising crust, frozen pizza to foodservice customers and is in discussion with a number of potential customers such as department store cafeterias, other restaurants, hospitality and leisure venues, convenience stores, and contract caterers.

In addition to generating revenues from its franchisees in the form of initial franchise fees and royalties, Pizza Donini Inc. revenues have also been generated by two other operating subsidiaries, Pizado Foods (2001) Inc. (Pizado) and Pizza Donini.Com Inc. Pizado sells raw food products and other supplies to Donini franchisees and is offering selected products to other distributors and manufacturers. Pizado also intends to expand its distribution business. Pizza Donini.Com Inc. manages the call center that executes home delivery orders, from a single telephone number, to the closest franchisee.

For the six months ended November 30, 2001 franchise operations accounted for approximately 49% of the Company's total revenues, while the sale of wholesale food products equaled approximately 50% and the remaining revenues accounted for 1%. This compares to 53%, 46% and 1% respectively for same fiscal 2000 period. The continued change in sales mix again resulted primarily from increased management focus on the wholesale food products markets and other business-to-business opportunities.

During the first half of fiscal 2002 Company revenues were $893,900 as compared to $860,184 for the same period in 2001, an increase of $33,716 or 4.0%. Cost of goods sold for the six months ended November 30, 2001 was $345,517 or 76.3% as compared to $277,622 or 63.6% for the same period in fiscal 2001. The increase in the cost of goods sold percentage was due to the change of the sales mix, in further developing the business-to-business and the wholesale distribution network Overall revenue of the second quarter of fiscal 2002 has decreased compared to the same period in the prior year. This was due to the overall decline in business after the September 11 tragedies.

Net income (losses) decreased $547,915 from $12,355 during the first six months of fiscal 2001 to ($535,560) for the same period in 2002. The decrease in net income (losses) is primarily due to increases in advertising and promotion and general and administrative expenses of $ 254,000 and $ 219,500 respectively. The increase in advertising and promotion expenses included $268,000 of non-cash stock based compensation for services rendered in connection with the expansion of the business-to-business operations. The increase in general and administrative expenses included non-cash based compensation of $56,000, business-to-business operation costs of $55,000, additional salary costs of $50,000, travel costs of $32,000 and officers and directors liability insurance of $22,000. The increased cost of borrowing amounted to $28,000.

Working capital deficit during this period increased from $1,070,896 at May 31, 2001 to $1,287,097 at November 30, 2001. Total assets increased from $1,001,343 as of May 31, 2001 to $1,095,895 as of November 30, 2001.

Management believes that the results reflected above are due to increased management focus on the wholesale food products markets and additional costs associated with its combination with Donini, Inc. In addition, management believes that its investment into its centralized call center and other marketing efforts of Pizza Donini.Com Inc. and its development of a high quality product line will result in future expansion and increased profitability. Management also believes that operating profits have been lowered due to the investment in new products.

The Company maintains that its liquidity will improve marginally with improved earnings, but will not be sufficient to allow it to expand its operations to any significant degree. The Company has adopted a plan to secure additional capital funding by engaging the services of an investment banker to raise an additional $2,000,000 of equity and/or debt financing through the issuance of common stock, convertible debentures or a combination thereof. In addition, the Company has secured further commitments from its existing and new customers for additional installations at their food service facilities to provide fully topped ready-to-use self-rising crust frozen pizza and is seeking to finance this future growth through equipment leasing arrangements. The Company has maintained its liquidity through the second quarter of fiscal 2002 through net borrowings in short and long-term debt of approximately $166,000.


                            PART II OTHER INFORMATION

Item 1 - Legal Proceedings

We are presently a party in the following legal proceedings:


161324 Canada Inc. vs. Do-Rest Inc. and Pizza Donini Inc.

This action was instituted in April 1998 in an attempt to void the sale and transfer of trademarks from Do-Rest Inc. (formerly Donini Restaurants Inc.) to Pizza Donini Inc. and to have Pizza Donini Inc. declared jointly and severally liable for a claim in excess of $400,000 against Do-Rest Inc. a former subsidiary of Pizza Donini Inc. 161324 Canada Inc. was a former franchisee of Do-Rest Inc. which is no longer an operating company. The parties have agreed that no action will be taken by 161324 Canada Inc. on this matter until a decision has been rendered on the damages claim by 161324 Canada Inc.


161324 Canada Inc. vs. Do-Rest Inc.

This action was instituted by a franchisee, 161324 Canada Inc. against its franchisor, Do-Rest Inc. (formerly Donini Restaurants Inc.). The franchisee sought in excess of $400,000 in damages, however in May of 1998 the action was dismissed by the Superior Court of Quebec. An appeal has been taken and a hearing date is not expected before February 2003. Legal counsel for Do-Rest Inc. has expressed confidence that the appeal will be dismissed thus causing the matter referenced above against our subsidiary Pizza Donini Inc. for joint and several liability to be dismissed as well.

National Bank of Greece (Canada) vs. Pizza Donini Inc.

This is an action by a former banker against our subsidiary Pizza Donini Inc. for repayment of a loan originally due in March 2003. Pizza Donini Inc. is disputing certain fees charged by the bank, has counter sued and ceased making monthly payments on the loan. The amount of the loan, including interest is approximately $55,000. We believe this matter will be settled for an amount less that the sum sought. The amount of this claim has been reported as a liability in the financial statements of the Company.

No director, officer, or affiliate of the Company, or any associate of any of them, is a party to, or has a material interest in, any proceeding adverse to us.


Item 2 - Changes in Securities and Use of Proceeds

The total number of shares of Common Stock issued and outstanding as of November 30, 2001 was 16,743,937.


Item 3 - Default Upon Senior Securities

Not applicable


Item 4 - Submission of Matters to a Vote of Security Holders

Not applicable


Item 6 - Exhibits and Reports on Form 8-K

During the quarter ended November 30, 2001 we filed a Report on Form 8-K on October 23, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DONINI, INC.



Date: November 14, 2001                By: /s/ PETER DEROS
                                           -------------------------------------
                                           Peter Deros, President