Form 10QSB
period 2002-02-28
DONINI INC
filed 2002-04-15
CIK 1129900

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 28, 2002

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


The number of shares outstanding of each of the issuer's classes of common equity, as of April 15, 2002: 5,924,829 shares of common stock

Transitional Small Business Disclosure Format (check one):
Yes       No  X
   -----    -----

                                  Donini, Inc.
                          (A Development Stage Company)

                                TABLE OF CONTENTS

PART I                                                                      Page
                                                                            ----

Item 1 - Financial Information (unaudited)

    Donini, Inc.

    Consolidated Statement of Cash Flows
        February 28, 2002 and February 28, 2001........................       3

    Consolidated Balance Sheets as of
        February 28, 2002 and May 31, 2001.............................       4

    Consolidated Statements of Operations
        for the nine month periods
        ended February 28, 2002 and 2001 ..............................       6

    Consolidated Statements of Operations
        for the three month periods
        ended February 28, 2002 and 2001...............................       7

    Consolidated Statements of Stockholders'
        deficit and Comprehensive Income
        as of May 31, 2001, and February 28, 2002......................       8

Notes to Financial Statements (unaudited)..............................       9

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations.................      11


PART II

Item 1 - Legal Proceedings.............................................      13

Item 2 - Changes in Securities and Use of Proceeds.....................      13

Item 3 - Defaults Upon Senior Securities...............................      14

Item 4 - Submission of Matters to a Vote of Security Holders...........      14

Item 6 - Exhibits and Reports on Form 8-K..............................      14

                                     PART I


Item 1- Financial Information (unaudited)


DONINI INC.
Consolidated Statements of Cash Flows

Nine-months ended February 28, 2002 and 2001
(expressed in United States dollars)

====================================================================================

Cash flows from operating activities:
     Net (loss) income                                     $(886,019)     $  13,597
     Adjustments for:
          Non cash stock based compensation                  546,546            -
          Depreciation                                        45,092         26,050
          Foreign exchange                                       -           (1,105)
          Net increase in allowance for
              doubtful accounts                                  -              819
     Changes in operating working capital items:
          Accounts receivable                                (44,296)       (41,828)
          Sales taxes receivable                              16,539          1,320
          Inventories                                           (222)           612
          Prepaid expenses                                       (52)       (12,846)
          Accounts payable and accrued liabilities           226,990        (11,399)
------------------------------------------------------------------------------------
                                                             (95,422)       (24,780)

     Cash flows from financing activities:
          Bank Indebtedness                                  125,771         (2,065)
          (Decrease) increase in due to employee                (638)         2,197
          Repayment of loans                                 (59,613)       (10,030)
          Proceeds from loans                                186,296        480,068
          Proceeds from long-term debt                        43,188       (166,063)
          Repayment of long-term debt                        (15,711)           -
          Repayment of obligations under capital lease           -           (3,856)
          Increase in additional paid-in capital                 605             13
          Due from shareholder                              (216,830)           -
------------------------------------------------------------------------------------
                                                              63,068        300,264

     Cash flows from investing activities:
          Increase in balance of sales receivable           (105,270)      (163,583)
          Repayment of balance of sales receivable           101,219         43,562
          Acquisition of fixed assets                        (48,506)       (23,211)
          Assets held for resale                              84,911       (132,252)
------------------------------------------------------------------------------------
                                                              32,354       (275,484)

     Net change in cash                                          -              -

     Cash, beginning of period                                   -              -
     ===============================================================================
     Cash, end of period                                         -              -
     -------------------------------------------------------------------------------


DONINI INC.
Consolidated Balance Sheets
(Expressed in United States dollars)

=================================================================================
                                                        February 28,    May 31,
                                                            2002         2001
---------------------------------------------------------------------------------
Assets

Current assets:

     Accounts receivable, net of allowance for
          doubtful accounts                             $   93,273     $   51,940
     Sales taxes receivable                                 22,142         39,908
     Current portion of balance of sales receivable         98,284         90,421
     Due from shareholder                                  190,233              0
     Inventories                                            20,029         24,296
     Prepaid expenses                                       17,899          8,175
     Assets held for resale                                 79,276        169,065
     ----------------------------------------------------------------------------
                                                           521,136        383,805

     Balance of sales receivable                           191,819        207,546
     Fixed assets                                          401,031        397,617
     Trade marks                                            12,130         12,375
---------------------------------------------------------------------------------
                                                        $1,126,116     $1,001,343
=================================================================================

============================================================================================
                                                                February 28,        May 31,
                                                                    2002             2001
--------------------------------------------------------------------------------------------
Liabilities and Shareholders' Deficit
Current liabilities:
     Bank indebtedness                                          $   325,984      $   211,185
     Accounts payable and accrued liabilities                     1,247,102        1,054,188
     Due to an employee, non-interest bearing and unsecured          26,620           28,370
     Loans payable                                                  176,139           54,351
     Due to shareholder                                                 -             22,445
     Current portion of long-term debt                               80,275           84,162
--------------------------------------------------------------------------------------------
                                                                  1,856,120        1,454,701


Long-term debt                                                      197,713          171,459


Shareholders' deficit:
     Common stock, $0.001 par value:
          100,000,000 shares authorized,
          17,773,937 and 15,158,937 shares issued
          and outstanding at February 28, 2002 and
          May 31, 2001 respectively                                  17,774           15,159
     Additional paid in capital                                   3,127,165        2,572,629
     Deficit                                                     (4,219,113)      (3,333,094)

     Accumulated other comprehensive income:
          Cumulative currency translation adjustment                146,457          120,489

--------------------------------------------------------------------------------------------

       Total shareholders' deficit                                 (927,717)        (624,817)

--------------------------------------------------------------------------------------------

                                                                $ 1,126,116      $ 1,001,343

============================================================================================

See accompanying notes to consolidated financial statements.

DONINI INC.
Consolidated Statements of Operations
Nine months period ended February 28, 2002 and 2001 (Expressed in United States dollars)

============================================================================
                                                  2002              2001
Revenues:
     Sales                                    $    650,181      $    695,980
     Royalties and other related revenues          466,850           499,378
     Order processing fees                         180,195           190,644
     Interest Income                                15,764            15,810
     -----------------------------------------------------------------------
                                                 1,312,990         1,401,812

     Cost of goods sold                            494,830           461,092
     Cost of supplies to franchises                  3,617            30,337
     ==============================           ------------      ------------
                                                   498,447           491,429
                                              ------------      ------------

                                                   814,543           910,383

Costs and expenses:
     Advertising and promotion                     558,400           305,968
     General and administrative expenses           996,188           499,787
     Depreciation                                   45,092            26,050
     Interest expense                              100,882            88,162
     -----------------------------------------------------------------------
                                                 1,700,562           919,967
     -----------------------------------------------------------------------
     Net loss                                 $   (886,019)     $     (9,584)
     =======================================================================

     Loss per share-Basic                            $0.05            $0.001
     =======================================================================

     Weighted Average Shares Outstanding        16,364,779        10,000,000

     See accompanying notes to consolidated financial statements.

DONINI INC.
Consolidated Statements of Operations
Three months period ended February 28, 2002 and 2001
(Expressed in United States dollars)

================================================================================
                                                     2002              2001
Revenues:
     Sales                                       $    201,761      $    302,361
     Royalties and other related revenues             155,555           171,072
     Order processing fees                             57,326            64,159
     Interest Income                                    4,448             4,046
     ---------------------------------------------------------------------------
                                                      419,090           541,628

     Cost of goods sold                               152,536           210,598
     Cost of supplies to franchises                       394             3,209
     ==============================              ------------      ------------
                                                      152,930           213,807
                                                 ------------      ------------
                                                      266,160           327,821

Costs and expenses:
     Advertising and promotion                        123,379           125,298
     General and administrative expenses              443,911           166,994
     Depreciation                                      15,241             8,553
     Interest expense                                  34,088            48,915
     ---------------------------------------------------------------------------
                                                      616,619           349,760
     ---------------------------------------------------------------------------
     Net loss                                    $   (350,459)     $    (21,939)
================================================================================

     Loss per share - Basic                             $0.02            $0.002
================================================================================

     Weighted Average Shares Outstanding           16,399,318        10,000,000

     See accompanying notes to consolidated financial statements.

DONINI INC.
Consolidated Statement of Stockholders' Deficit and Comprehensive Income Nine months period ended February 2002
(expressed in United States dollars)

====================================================================================================================================
                                                                  Additional                          Accumulated
                                                    Common           paid in                        comprehensive
                                                     Stock           capital           Deficit             income              Total
------------------------------------------------------------------------------------------------------------------------------------

May 31, 2001                                   $    15,159       $ 2,572,629       $(3,333,094)       $   120,489       $  (624,817)

Net loss                                                                              (886,019)                            (886,019)
Foreign currency adjustment                                                                                25,968            25,968
                                                                                                                        -----------

Total comprehensive income                                                                                               (1,484,868)

Compensation expense                                 2,065           430,456                                                432,521
Stock options exercised                                550           124,080                                                124,630

------------------------------------------------------------------------------------------------------------------------------------

February 28, 2002                              $    17,774       $ 3,127,165       $(4,219,113)       $   146,457       $  (927,717)

====================================================================================================================================

DONINI, INC. and Subsidiaries
Notes to Consolidated Financial Statements


1.   Basis of Preparation

The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position as of February 28, 2002, and the results of operations and cash flows for the period then ended. All such adjustments are of normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjuction with the financial statements and notes for the fiscal year ended May 31, 2001.


2.   Common Stock and Stock Options

(a)  Summary of common stock outstanding:

A summary of the common shares outstanding and transactions since June 1, 2001 is detailed as follows:

                                                    Number of shares    Amount
                                                    ----------------    ------

Balance outstanding June 1, 2001                        15,158,937    $   15,159

Issue of common shares for services rendered             2,065,000         2,065

Conversion of stock options issued to employee             550,000           550

Balance outstanding at February 28, 2002                17,773,937    $   17,774


Due to an arrangement with a third party to provide services to the Company 55,000 shares of common stock were issued in January 2002. Also in January 2002, 975,000 shares were issued to a company controlled by an executive for services rendered. These shares are included in the table above. The estimated fair value of the shares issued amounted to $232,935 of which $222,935 has been recorded as compensation expense and $10,000 as prepaid consulting expenses.


(b)  Stock options

During the nine months ended February 28, 2002 the following changes occurred in outstanding stock options.


         Options outstanding at May 31, 2001                           9,235,000

         Options granted                                                 975,000

         Options exercised                                               550,000

         Options outstanding at February 28, 2002                      9,660,000

(c)  Subsequent event - stock split

On March 5, 2002 the Board of Directors approved a reverse split of 1 for 3 and as it occurred after the end of the third quarter it has not been reflected in these financial statements.


3.   Loans Payable:

On January 10, 2002 a subsidiary of the Company borrowed $ 67,104.00 (Cdn. $ 107,500.00) from a third party. The loan bears interest at 18% per annum and is repayable in fifty -two weekly payments of principal and interest of $ 1,413 (Cdn $ 2,263), commencing on January 22, 2002. The loan is secured by all the assets of the subsidiary and a personal guarantee of a shareholder. The creditor has a priority of rank on the subsidiary's existing mortgages on its balance of sales receivable.


4.   Liquidity

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern and that assets and liabilities have been recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business. However, the accompanying financial statements report that the Company has incurred significant operating losses which were aggravated in 2001 due to costs associated with the recapitalization, product development and compensation, has a deficit in shareholders' equity and a working capital deficit at February 28, 2002. In addition, the company requires additional financing to meet its current obligations.

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

                                     PART I


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Pizza Donini Inc. supports twenty-nine (29) franchised pizza outlets. At February 28, 2002 Pizza Donini Inc. also owned three (3) additional locations that are being held with the intention to sell as Donini franchises. All locations are in Greater Montreal.

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

For the nine months ended February 28, 2002 franchise operations accounted for approximately 49% of the Company's total revenues, while the sale of wholesale food products equaled approximately 50% and the remaining revenues accounted for 1%. These percentages are identical to the same fiscal 2001 period.

During the first nine months of fiscal 2002 Company revenues were $1,312,990 as compared to $1,401,812 for the same period in 2001, a decrease of $88,822 or 6.3%. The decline in revenues reflects an overall decline in business since the September 11 tragedy. Cost of goods sold for the nine months ended February 28, 2002 was $498,447 or 76.7% as compared to $491,429 or 70.6% for the same period in fiscal 2001. The increase in the cost of goods sold percentage was due to the change of the sales mix, in further developing the business-to-business and the wholesale distribution network.

During the three months ended February 28, 2002 Company revenues were $419,090 as compared to $541,628 for the same period in 2001, a decrease of $122,538 or 22.6%. Cost of Goods sold for the three months ended February 28, 2002 was $152,930 or 75.8% as compared to $213,807 or 70.7% for the same period in fiscal 2001. The decline in revenues and the increase in the cost of goods sold in the third quarter was a result of the same issues noted above. The September 11 tragedy took its toll on the food service industry and the Company is just getting back to normal. Sales are steadily increasing and will be back on track before the end of this fiscal period.

Net loss increased by $ 876,435 from $ 9,584 during the first nine months of fiscal 2001 to $ 886,019 for the same period in 2002. The increase in net loss is primarily due to increases in advertising and promotion and general and administrative expenses of $252,000 and $496,000 respectively. The increase in advertising and promotion expenses included $ 268,000 of non-cash stock based compensation for services rendered in connection with the expansion of the business-to-business operations. The increase in general and administrative expenses included non-cash based compensation of $279,000, business-to-business operation costs of $ 50,000, additional salary costs of $ 32,000, travel costs of $32,000 and officers and directors liability insurance of $26,000. The increased cost of borrowing amounted to $13,000.

Net loss increased by $ 328,520 from $ 21,939 during the three months ended February 28, 2001 to $ 350,459 for the same period in 2002. The increase is primarily related to an increase in general and administrative expenses of $ 276,917. The increase includes $ 220,000 of non-cash stock based compensation.

Working capital deficit during this period increased from $ 1,070,896 at May 31, 2001 to $ 1,334,984 at February 28, 2002. Total assets increased from $1,001,343 as of May 31, 2001 to $ 1,126,116 as of February 28, 2002.

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

The Company maintains that its liquidity will improve marginally with improved earnings, but will not be sufficient to allow it to expand its operations to any significant degree. The Company has adopted a plan to secure additional capital funding by engaging the services of an investment banker to raise an additional $ 2,000,000 of equity and/or debt financing through the issuance of common stock, convertible debentures or a combination thereof. In addition, the Company has secured further commitments from its existing and new customers for additional installations at their food service facilities to provide fully topped ready-to-use self-rising crust frozen pizza and is seeking to finance this future growth through equipment leasing arrangements. The Company has maintained its liquidity through the third quarter of fiscal 2002 through net borrowings in short and long-term debt of approximately $ 126,000.


Critical Accounting Policy

The Company's revenues are derived from the sale of franchises and related royalties and processing fees, and the sale of frozen ready-made pizza, frozen and refrigerated sauces and pizza dough. The sale of franchises usually result in a balance of sale receivable. Royalties and order processing fees are based on the sales of the individual franchises, therefore the ultimate collection of the Company's receivables will depend on the viability of the operations of each franchise. The Company monitors the franchises' operations through weekly reports from its call center and the franchisees

                            PART II OTHER INFORMATION


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


161324 Canada Inc. vs. Do-Rest Inc.

This action was instituted by a franchisee, 161324 Canada Inc. against its franchisor, Do-Rest Inc. (formerly Donini Restaurants Inc.). The franchisee sought in excess of $ 400,000 in damages, however in May of 1998 the action was dismissed by the Superior Court of Quebec. An appeal has been taken and a hearing date is not expected before February 2003. Legal counsel for Do-Rest Inc. has expressed confidence that the appeal will be dismissed thus causing the matter referenced above against our subsidiary Pizza Donini Inc. for joint and several liability to be dismissed as well.


National Bank of Greece (Canada) vs. Pizza Donini Inc.

This is an action by a former banker against our subsidiary Pizza Donini Inc. for repayment of a loan originally due in March 2003. Pizza Donini Inc. is disputing certain fees charged by the bank, has counter sued and ceased making monthly payments on the loan. The amount of the loan, including interest is approximately $ 58,000. We believe this matter will be settled for an amount less that the sum sought. The amount of this claim has been reported as a liability in the financial statements of the Company.

No director, officer, or affiliate of the Company, or any associate of any of them, is a party to, or has a material interest in, any proceeding adverse to us.


Item 2 - Changes in Securities and Use of Proceeds

The total number of shares of Common Stock issued and outstanding as of February 28, 2002 was 17,773,937. In January 2002 55,000 common shares were sold to a third party at $0.01 per share pursuant to an option given to the third party for services to be rendered. In addition, 975,000 common shares were issued to a company controlled by an executive for services rendered. On March 5, 2002 the Board of Directors approved a reverse split of 1 for 3 and as it occurred after the end of the third quarter it has not been reflected in these financial statements.

Item 3 - Default Upon Senior Securities

Not applicable


Item 4 - Submission of Matters to a Vote of Security Holders

Not applicable


Item 6 - Exhibits and Reports on Form 8-K

During the quarter ended February 28, 2002 no reports were filed



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  DONINI, INC.



Date: April 15, 2002                       /s/ Peter Deros
                                          --------------------------------------
                                                  Peter Deros, President