Form 10KSB
period 2002-05-31
DONINI INC
filed 2003-02-21
CIK 1129900

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended May 31, 2002

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

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

         Securities registered under Section 12(b) of the Exchange Act:

                                                       Name of Each Exchange
Title of Each Class                                      on Which Registered
-------------------                                      -------------------

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

                                   $1,593,462
               ---------------------------------------------------
               (Issuer's revenues for its most recent fiscal year)

                                   $2,335,649
       ------------------------------------------------------------------
       (Aggregate market value of the voting stock held by non-affiliates of the Issuer)

                       6,920,688 [as of February 14, 2003]
 ------------------------------------------------------------------------------
 (Number of shares outstanding of each of the Issuer's classes of common stock)


Transitional Small Business Disclosure Format (check one)
Yes [ ]  No [X]


                       DOCUMENTS INCORPORATED BY REFERENCE
                                   into Part I

                   Current Reports on Forms 8-K of the Company
  Dated March 26, 2001, April 13, 2001, June 5, 2001 and October 22, 2001 and
             Forms 8K-A dated September 5, 2001 and October 3, 2001
 and Form 10-SB dated December 18, 2000 and Form 10-SBA dated February 8, 2001 and Form 10-KSB dated October 30, 2001 and Form 10-KSBA dated November 1, 2001 and Form 8-K dated October 25, 2002 and Form 8K-A dated February 4, 2003

                                  DONINI, INC.
                                   FORM 10-KSB
                         FOR THE YEAR ENDED MAY 31, 2002


PART I
ITEM 1.  DESCRIPTION OF BUSINESS ............................................. 4

ITEM 2.  DESCRIPTION OF PROPERTY ............................................. 6

ITEM 3.  LEGAL PROCEEDINGS ................................................... 6

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................. 6

PART II
ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS ................................................. 7

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS ........................................... 7

ITEM 7.  FINANCIAL STATEMENTS ................................................ 8

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE ............................................ 8

PART III
ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANCE ACT .......... 9

ITEM 10. EXECUTIVE COMPENSATION ..............................................11

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT ..........................................................12

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ......................13

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K ............................................................14

         SIGNATURES ..........................................................15

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

Description of Business

         Pizza Donini Inc. was organized in 1987 and at present operates a franchise management company supporting over thirty pizza outlets in the Greater Montreal area. Pizza Donini Inc. supports twenty-eight (28) pizza outlets. At May 31, 2002 twenty-seven (27) were franchised and one (1) location was held with intention of selling it as a Pizza Donini franchise. All outlets are in Greater Montreal. In addition, Pizza Donini Inc. entered into an agreement with Zellers Inc., a Canadian national merchandise chain, to offer for sale Pizza Donini Inc. products in twenty seven (27) of its in store restaurants within its department stores, all in the Province of Quebec. Intrawest Corp, a developer and operator of village centered destinations resorts, has signed a three year contract for the supply of pizzas.

         As franchisor, Pizza Donini Inc. supplies the franchisees, through its wholly owned subsidiary Pizado Foods (2001) Inc. ("Pizado") with the dough and sauces used in the preparation of Pizza Donini recipes. Pizado also supplies a separate product line of pizza dough and sauces to other restaurants in the Province of Quebec. In connection with frozen pizza wholesale orders the Company employs subcontractors to produce its products.

         In addition to supplying its franchisees with food supplies, Pizza Donini Inc. also provides various forms of marketing and operating support. In addition to traditional radio, print and direct mail advertising, it operates, through another wholly owned subsidiary, Pizza Donini.Com Inc., a call center that executes home delivery through one central telephone number. The call center dispatches telephone orders to the closest franchisee for prompt delivery. The Company has also embarked on an internet-based order taking and processing program.

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

Potential Markets

         In addition to expanding our existing base of franchised outlets and wholesale distribution and sales, we also plan to expand our efforts into alternative business-to-business (B2B) distribution channels to sell to such customers as department store cafeterias and other restaurants. In this regard, Pizza Donini Inc. has developed a line of frozen, ready-to-use pizza products with self-rising crust capable of being prepared, freezer to table, in six to eight minutes and intends to expand its business by marketing its own brand of Pizza Donini frozen pizza to retail grocery outlets including mass merchandise stores and supermarkets.

         In addition to generating revenues from our franchisees in the form of initial franchise fees and royalties, Pizza Donini Inc. revenues have also been generated by our two operating subsidiaries, Pizado Foods (2001) Inc. ("Pizado") and Pizza Donini.Com Inc. Pizado intends to expand its existing distribution business to additional customers.

         Pizza Donini Inc. believes that its largest growth area will be the further development of our B2B (business to business) distribution of a fully-topped, ready-to-use self-rising crust, frozen pizza product to its existing and new foodservice customers such as department store cafeterias, other restaurants, hospitality and leisure venues, convenience stores, video stores, gas stations and contract caterers.

Marketing Activities

         Although we had an independent market research firm conduct a market survey, which ascertained that our products compared favorably to our present competitors, there can be no assurance that the public's taste will remain attracted to our products. In order to maintain our favorable consumer acceptance we will have to maintain our high quality of products and competitive prices. In addition, we believe that our investment into our centralized call center and other marketing efforts of Pizza Donini.Com Inc. will result in future expansion and increased profitability.

         We have utilized food brokers in the past and will continue to do in the future, to assist in marketing our products to supermarkets and wholesale customers. In this regard, we recently entered into a brokerage, marketing and sales services contract with Zsquared, LLC, Chet Zalesky and Dennis Zweig to establish and expand Pizza Donini products and services within the United States of America. In addition, we entered into a marketing and sales services agreement with JT Tucker, Inc. to establish and expand Pizza Donini products and services within the States of California and Arizona. As of now, no sales were realized from the brokers.


ITEM 2.  DESCRIPTION OF PROPERTY

         We do not own any real estate, but through our subsidiaries we lease two locations. Pizado Foods (2001) Inc. leases 6,518 square feet on a five-year lease expiring October 2003, which it uses as production facilities and administrative offices. Pizza Donini.Com Inc. leases 1,560 square feet on a three-year lease expiring May 2004, which it uses as its call center. All lease rates are at market and none is leased from an affiliate.


ITEM 3.  LEGAL PROCEEDINGS

         The company is subject from time to time to litigation arising from the normal course of business. In management's opinion, any such contingencies are appropriately provided for or would not materially affect the Company's financial position or results of operations.

         Pizza Donini was sued by a former franchisee of a former subsidiary who is seeking to obtain from the Court to declare the transfer and sale to Pizza Donini of trademarks by the former subsidiary null and void and to have Pizza Donini declared jointly and severally liable for a claim of the former franchisee against the former subsidiary.

         This action stems from a separate suit filed by the former franchisee against the former subsidiary, in the amount of $416,917, which suit was dismissed by the Superior Court of Quebec on May 19, 1998. The former franchisee has appealed the original judgment of the lower Court and legal counsel for the former subsidiary does not expect a hearing date before February 2003. In the meantime, in the file against Pizza Donini, there is an agreement between the attorneys of the parties to await the outcome of the decision of the Court of Appeal in the original proceedings prior to pursuing this action. Counsel to Pizza Donini and to its former subsidiary is confident that the appeal will be dismissed in the original suit and therefore, the action against Pizza Donini will also be dismissed.

         Pizza Donini has been sued by a former banker for repayment of a loan originally due in March 2003. Pizza Donini is disputing certain fees charged by the bank, has counter sued and ceased making monthly payments on the loan.

         No director, officer, or affiliate of the Company, or any associate of any of them, is a party to, or has a material interest in, any proceeding adverse to us.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of the fiscal year ended May 31, 2002 to a vote of the security holders.

PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         To date there has been only a limited public market for our common stock. There can be no assurance that a more active and reliable public market will develop or, if developed, that such market will be sustained. As a result, investors may find it difficult to liquidate their investment in the Company should they desire to do so. We intend to apply to have our common stock approved for quotation on the Nasdaq common stock. There can be no assurance that a more active and reliable public market will develop or, if developed, that such market will be sustained. As a result, investors may find it difficult to liquidate their investment in the Company should they desire to do so. Recently our common stock was suspended from trading on the Nasdaq Bulletin Board due to late filing of periodic SEC reports. We intend to apply to the National Association of Securities Dealers (NADS) for reinstatement onto the Bulletin Board, but there can be no assurance that the NASD will approve our application.

Shareholders

         As of May 31, 2002, the number of holders of record of the Company's common stock, $.001 par value, was 560.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Pizza Donini support twenty-seven (27) franchised pizza outlets. At May 31, 2002 Pizza Donini also owned one (1) additional location that is being held with the intention of selling as a Donini franchise. All locations are in the Greater Montreal.

         The company began offering for sale its fully topped ready-to-use self-rising crust, frozen pizza in twenty-seven (27) in-store restaurants of Zellers Inc. plus one (1) cafeteria in Downtown Montreal and one (1) other business-to-business relationships in also serving seven (7) kiosks under the Brand name of Pizza Donini at the Bell Center in Montreal.

         Pizza Donini is further developing its B2B (business to business) distribution network of fully-topped, ready-to-use self-rising crust frozen pizza to food service customers and is in discussion with a number of potential customers such as department store cafeterias, other restaurants, hospitality and leisure venues, convenience stores, and contract caterers.

         In addition to generating revenues from its franchisees in the form of initial franchise fees and royalties, Pizza Donini Inc. revenues have also been generated by two other operation subsidiaries, Pizado Foods (2001) Inc. (`'Pizado") and Pizza Donini.Com Inc. Pizado sells raw food products and other supplies to our franchisees and is offering selected products to other distributors and manufacturers. Pizado also intends to expand its distribution business. Pizza Donini.Com Inc. manages the call center that executes home delivery orders made from a single telephone number to the closest franchisee.

         In fiscal 2002, franchise operations accounted for approximately 41% of our total revenues, while the sale of wholesale food products equaled approximately 58% and the remaining revenues accounted for 1%. This compares to 46%, 52%, and 2% respectively for fiscal 2001 while in fiscal 2000 franchise operations accounted for approximately 58% of our total revenues while wholesale food products equaled approximately 41% and the remaining revenues accounted for 1%. The continued change in sales mix resulted primarily from our increased focus on the wholesale food products markets and other business-to-business opportunities.

         During fiscal 2002, our consolidated revenues increased $19,067 or 1.2% to $1,593,462 from 2001 revenues of $1,574,395. This increase is primarily a result of increased revenues to outside distributors. Cost of goods sold for the year ended May 31, 2002 was $713,896 or 75.6% as compared to $515,372 or 62.9%
for fiscal 2001. Working capital deficit during this period increased from $1,070,896 at May 31, 2001 to $1,234,186 at May 31, 2002. Total assets increased from $1,001,343 as of May 31, 2001 to $1,010,290 as of May 31, 2002. Net losses increased $493,820 from $1,029,453 during fiscal 2001 to $1,523,273 at May 31,
2002. The net increase in net losses is primarily due to increases in stock based compensation of $650,643 ($267,745 for advertising and promotion, and $382,898 for professional fees) and a decrease in product development, and recapitalization cost of $53,884 and $179,405 respectively.

         During fiscal 2001, our consolidated revenues increased $183,478 or 13.2% to $1,574,395 from 2000 revenues of $1,390,917. This increase is primarily a result of increased revenues to outside distributors. Cost of goods sold for the year ended May 31, 2001 was $515,372 or 62.9% as compared to $366,518 or 63.5% for fiscal 2000. Working capital deficit during this period increased from $679,162 at May 31, 2000 to $1,070,896 at May 31, 2001. Total assets increased from $576,606 as of May 31, 2000 to $1,001,343 as of May 31, 2001. Net losses increased $779,723 from $249,730 during fiscal 2000 to $1,029,453 at May 31,
2001.

         Management believes that the results reflected above are due to increase management focus on the wholesale food products markets and additional cost associated with its combination with Donini Inc. In addition, management believes that its investment into its centralized call center and other marketing efforts of Pizza Donini.Com Inc. and its development of a high quality product line will result in future expansion and increased profitability. Management also believes that operation profits have been lowered due to the investment into new products.

         The Company maintains that its liquidity will improve marginally with improved earnings, but will not be sufficient to allow it to expand its operations to any significant degree. The Company has adopted a plan to raise additional capital through an outside offering of debentures.

         In May 2002, 682,810 common shares were issued to third parties for services rendered or debt advanced to the company. The estimated fair value of the shares issued amounted to $682,810 of which $682,127 was recognized as paid up capital. The offsetting debt was to various accounts payable and loan payable accounts after the reverse split.

ITEM 7.  FINANCIAL STATEMENTS

         Our financial statements required to be included in this Report pursuant to Item 310(a) of Regulation S-B, are set forth below.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         During fiscal year ended May 2002, our principal independent account, KPMG LLP, resigned. That decision was based on the fact that fees were owed to the accounting firm, which fees we discharged through the issuance of 269, 752 shares of common stock to KPMG LLP. The board of directors approved this change. It was deemed that it was in the best interest of the corporation to change auditors.

         During the Registrant's most recent fiscal year and all interim periods there were no adjustments that were required to be made nor was there any adverse opinion, disclaimer of opinion, or any disagreements with the registrant's former accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

         The financial statements accompanying this report have been audited by SAMUEL KLEIN AND COMPANY. The audit report contains an explanatory paragraph related to substantial doubt about the Company's ability to continue as a going concern.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors, Executive Officers and Significant Employees

         The following sets forth, as of May 31, 2002, the names and ages of all of our directors and executive officers; the date when each director was appointed; and all positions and offices in the Company held by each. Each director will hold office until the next annual meeting of shareholders and until his or her successor has been elected and qualified:

                                            Offices                  Term of
        Name              Age                Held                    Office
----------------------   -----       ----------------------       -------------
Peter Deros               53         President, Chief             February 2001
                                     Executive Officer,
                                     Chairman and Treasurer

                                     President and CEO            May 1987
                                     of Pizza Donini, Inc.

Terence Byrne             43         Director                     February 2001

Chet Zalesky              45         Director                     April 2001

Theo Kalaitzis            55         Director                     April 2001

                                     President and COO            January 1994
                                     of Pizado Foods
                                     (2001) Inc.

Alfred C. D'Alessandro    74         Director                     May 2002

Catherine Pantoulis       42         Secretary                    February 2001

Sarkis Tsaoussian         30         President and COO            May 1997
                                     of Pizza Donini.Com
                                     Inc.

Jean Vassiliadis          40         Vice-President of            May 2002
                                     Pizza Donini Inc.


         In August 2002, Terence Byrne tendered his resignation as a Director, for personal reasons.


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

Alfred C. D'Alessandro - Director. Mr. D'Alessandro was the founder and President of Executive Suites Realty, Inc. management and real estate consultations which he operated as CEO for the past 10 years. Prior to that, for twenty years Mr. D'Alessandro was the founder, Chairman, and Chief Operating Officer of a publicly traded FDA drug, health and beauty aids company. Mr. D'Alessandro has over 45 years experience in food and drug manufacturing, retailing distribution, sales promotion and advertising and his first experience with the food service industry was as part of Senior Management with Seliler's, a major food service and manufacturing company, the Hecht Company and Jordan Marsh Company. Mr. D'Alessandro was named U.S. Small Business Administration Business Person of the Year for Massachusetts in 1985; holds a BA in Economics from Harvard College and has done extensive graduate work in Marketing at American University. He served in the U.S. Navy as an Intelligence Officer on active duty and in the reserves.

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

Jean Vassiliadis - Vice-President of Pizza Donini Inc. Mr. Vassiliadis started his food service career with Pizza Donini fifteen years ago in 1987, initially working as a cook and pizza deliveryman at Pizza Donini's first outlet. He worked his way through staff and management positions at the store level and later joined Pizza Donini Head Office as Manager of Operations. Mr. Vassiliadis also owned several Pizza Donini franchises until June of 2001, when he joined the Pizza Donini management team as Director of its Food Service Division. Mr. Vassiliadis holds a college degree in Commerce specializing in Marketing, and is pursuing part-time studies for a BA at the Universite du Quebec a Montreal. He also has 10 years of military experience with the Canadian Forces Army Reserve. Beginning May 1st, he will serve as Vice-President, Business Development of the Company's food service and grocery retail industry sectors.

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

         No officer of the Company received a salary during fiscal years May 31, 2000, 2001 and May 31, 2002 in excess of $50,000.

         The following table sets forth information concerning the annual compensation received or accrued for services provided in all capacities for the fiscal years ended May 31, 2000, 2001 and 2002 by our chief executive and all our executive officers and directors serving as such as at May 31, 2002 or at any time during the year ended May 31, 2002. Common stock issued in lieu of cash salary payments was valued at $0.2266 per share. We believe that, as of the dates when such shares were issued, the actual market value of such shares was, and as of the date hereof remains, highly contingent upon, and subject to, extremely high risks.


SUMMARY COMPENSATION TABLE:

===========================================================================================

                                                     ANNUAL COMPENSATION
-------------------------------------------------------------------------------------------
Name and                                                    Car Allowance
Principal Position                  Year      Salary $      and Expenses $       Other $
===========================================================================================
Peter Deros,
President and CEO                   2002     $ 30,460        $ 8,487          $ 113,300 (2)
-------------------------------------------------------------------------------------------
                                    2001     $ 24,845        $ 7,582          $  17,000 (1)
-------------------------------------------------------------------------------------------
                                    2000     $ 24,782        $ 6,741          $       0
-------------------------------------------------------------------------------------------
Theo Kalaitzis, President
and COO of Pizado
Foods (2001) Inc.                   2002     $ 15,839        $ 9,222          $       0
-------------------------------------------------------------------------------------------
                                    2001     $ 15,041        $ 8,814          $  17,000 (1)
-------------------------------------------------------------------------------------------
                                    2000     $ 15,008        $ 8,227          $       0
-------------------------------------------------------------------------------------------
Sarkis Tsaoussian,
President and COO of
Pizza Donini.Com Inc.               2002     $ 27,579        $     0          $       0
-------------------------------------------------------------------------------------------
                                    2001     $ 26,373        $     0          $       0
-------------------------------------------------------------------------------------------
                                    2000     $ 25,076        $     0          $       0
-------------------------------------------------------------------------------------------
Terence Byrne,
Director                            2002     $      0        $     0          $       0
-------------------------------------------------------------------------------------------
                                    2001     $      0        $     0          $  17,000 (1)
-------------------------------------------------------------------------------------------
Chet Zalesky,
Director                            2001     $      0        $     0          $  17,000 (1)
-------------------------------------------------------------------------------------------
                                    2002     $      0        $     0          $       0
===========================================================================================

(1) Represents a grant of 25,000 shares given as compensation for acting as a Director of the Company. We believe that it is impossible to determine the actual current or potential value of such shares in light of the fact that, as of the dates when such shares were issued to the executive officers, the actual potential market value of such shares were highly contingent upon, and subject to, extremely high risks including but not limited to the following factors: (i) the absence of a trading market for the Company's common stock (ii) the very early stage of development of our business; (iii) our lack of sufficient funds to implement our business plan and the absence of any commitments from potential investors to provide such funds; and (iv) the uncertainty respecting our ability to continue as a going concern.

(2)      Compensation on options converted to shares.

Employment Agreements

         There is in place an addendum to employment agreement with Theo Kalaitzis its President and Chief Operating Officer providing future issuances of options to purchase common stock of the Company provided Mr. Kalaitzis remains in the employ of Pizado Foods (2001) Inc.

         Pizza Donini.Com Inc. has in place an addendum to employment agreement with Sarkis Tsaoussian its President and Chief Operating Officer granting him 35,000 shares of our common stock and providing for the future issuances of options to purchase common stock of the Company provided Mr. Tsaoussian remains in the employ of Pizza Donini.Com Inc.

         Mr. Peter Deros does not currently have an employment agreement, however Mr. Deros was granted a three-year option to purchase 2,250,000 shares of our common stock at prices ranging from $.75 to $2.00.

Stock Plan

         We have not adopted an employee stock plan, but intend to do so in the near future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of May 31, 2002, with respect to security ownership of Management and persons known to the Company to be the beneficial owners of more than 5% of the common stock, $.001 par value of the Company. Except as noted, each person has sole voting power with respect to the shares shown.

                Name and                         Amount and
                Address of                       Nature of
Title of        Beneficial                       Beneficial            Percent
Class           Owner                            Ownership             of Class
-------------------------------------------------------------------------------

Common          Peter Deros                       3,142,001(1)          47.55%
                8220 Birnam  Apt. 2
                Montreal, Quebec H3N 2T9
                Canada

Common          Terence Byrne                       896,311(2)          13.57%
                466 Cote St. Antoine
                Westmount, Quebec H3Y 2J9
                Canada

Common          Theo Kalaitzis                       31,500               .48%
                12 Garland
                Dollard Des Ormeaux
                Quebec H9G 2B6
                Canada

Common          Chet Zalesky                        100,000              1.50%
                2325 N. Peachtree Court
                Atlanta, Ga. 30338

Common          Sarkis Tsaoussian                    43,009               .65%
                561 Carleton
                Chomedey, Laval
                Quebec H7W 4R1
                Canada

Common          Catherine Pantoulis                  33,334               .51%
                8350 Place Fonteneau
                Montreal, Quebec H1M 2T6
                Canada

                Name and                         Amount and
                Address of                       Nature of
Title of        Beneficial                       Beneficial            Percent
Class           Owner                            Ownership             of Class
-------------------------------------------------------------------------------

Common          Alfred C. D'Alessandro               23,764               .36%
                204 Atlantic Avenue
                Marblehead, MA  09145

Common          Jean Vassiliadis                     25,013               .38%
                467 Croissant des Orchidees
                Ste-Julie, Quebec  J3E 2C3
                Canada

                Total                             4,294,932             65.01%

(1) 1,000,000 shares are held by Spartan Trust, a discretionary family trust in which Mr. Peter Deros and members of his immediate family are the possible beneficiaries. The trustee of the Spartan Trust is Ansbacher (Bahamas) Limited. A further 1,000,000 shares are held by the Deros Family Trust, a discretionary family trust in which Mr. Peter Deros and members of his immediate family are the possible beneficiaries. The trustee for the Deros Family Trust is William L Mouris. Demaco M.C.S. Inc., whose majority shareholder is Peter Deros, holds 425,000 shares. The remaining shares are held directly by Mr. Deros.

(2) 735,619 are owned by Bartholomew International Investments, Ltd. and 122,602 are owned by T.T. Byrne Capital Investments Inc. whose principal shareholder, director and officer is Mr. Terence Byrne. The remaining shares are held directly by Mr. Byrne.

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

         On May 30, 2001 we entered into an agreement with TT Byrne Capital Investments Inc. ("TT Byrne") to assist us with private equity and/or debt financing. The compensation to TT Byrne is in the form of a percentage of money raised. In addition, TT Byrne was granted a three-year option to purchase an aggregate of 1,500,000 shares of our Common Stock at prices ranging from $.75 to $2.00 per share. Terence Byrne, a former director of the Company, is the principal of TT Byrne. This agreement was cancelled and no compensation was paid to TT Byrne Capital.

         The company has made loans and advances totalling $160,840 to its President, who is also its Chief Operating Officer and Principal Shareholder. In addition, he has made personal guarantees on certain obligations of the Company and pledged 300 000 of his company stock as collateral for the bank demand note of 268,345 as of May 31, 2002.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Exhibits

         The exhibits filed as a part of this Report or incorporated herein by reference are as follows:


                                                           Exhibits Incorporated
                                                           Herein By Reference,
                                                           Exhibit No. As Filed
                                                           With Document
                                                           Indicated
                                                           ---------------------
         (a) Letter of Resignation - Terence Byrne
         (b) Letter of Resignation - KPMG LLP


Financial Statements

         The financial statements filed as a part of this report are as follows:

         Consolidated Balance Sheet - 2002 and 2001

         Consolidated Statements of Operations for the years ended May 31, 2002 and 2001

         Consolidated Statements of Stockholders' Deficit and Comprehensive Income at May 31, 2002 and 2001

         Consolidated Statements of Cash Flows for the years ended May 31, 2002 and 2001


Reports on 8-K

         No reports on forms 8-K were filed in the last quarter of fiscal 2002.

                                   SIGNATURES

         In accordance with Section 15(d) of the Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          DONINI, INC.



                                          By /s/ PETER DEROS
                                             -----------------------------------
Date: February 20, 2003                      Peter Deros, Director, Chairman,
                                             President, Chief Executive Officer
                                             and Treasurer


         In accordance with Section 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.


         SIGNATURES                          TITLE                   DATE
         ----------                          -----                   ----


Principal Executive Officer:



/s/ PETER DEROS                                                February 20, 2003
-------------------------
Peter Deros                         Chief Executive Officer


Principal Financial and Accounting Officer:



/s/ PETER DEROS                                                February 20, 2003
-------------------------
Peter Deros                               Treasurer


A Majority of the Board of Directors:



/s/ PETER DEROS                                                February 20, 2003
-------------------------
Peter Deros                               Chairman


/s/ THEO KALAITZIS                                             February 20, 2003
-------------------------
Theo Kalaitzis                            Director

                  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
                 REPORTS FILED PURSUANT TO SECTION 15(D) OF THE
                      EXCHANGE ACT BY NON-REPORTING ISSUERS


         No annual report or proxy materials have been sent to security-holders during the fiscal year ended May 31, 2002 or the subsequent interim period. As at the date hereof, the Company plans to furnish proxy materials relating to its annual meeting, which is presently intended to be held during the current fiscal year. All such materials will be furnished to the Commission at the same time as they are sent to securities holders.

                                  DONINI, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                             YEAR ENDED MAY 31, 2002

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Donini, Inc.
4555 Des Grandes Prairies #30
St-Leonard, Quebec, HR 1 A5
Canada


We have audited the accompanying consolidated balance sheet of Donini, Inc. and its Subsidiaries as of May 31, 2002 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Donini, Inc. as of May 31, 2001 were audited by other auditors whose report dated August 17, 2001 included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Donini, Inc. and its Subsidiaries as of May 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered a significant loss from operations during the year ended May 31, 2002 and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                        SAMUEL KLEIN AND COMPANY


Newark, New Jersey
December 6, 2002

                                  DONINI, INC.

                        Consolidated Financial Statements

                        Years ended May 31, 2002 and 2001


Financial Statements

      Consolidated Balance Sheets .......................................... F-1

      Consolidated Statements of Operations ................................ F-2

      Consolidated Statements of Cash Flows ................................ F-3

      Consolidated  Statements of Stockholders' Equity ..................... F-5

      Notes to Consolidated Financial Statements ........................... F-6

                                  DONINI, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                              May 31,
                                                                    --------------------------
ASSETS                                                                 2002           2001
------                                                              -----------    -----------
Current Assets:
Accounts receivables, net of allowance for doubtful
   accounts of $0 and $33,300 at May 31, 2002
   and 2001, respectively                                           $    45,064    $    51,940
Income and sales tax receivales                                          34,795         39,908
Due from shareholder                                                    160,840             --
Current portion of franchise sales receivables                           79,247         90,421
Inventories                                                              22,061         24,296
Prepaid expenses                                                         19,980          8,175
Asset held for resale                                                    35,998        169,065
                                                                    -----------    -----------
             Total Current Assets                                       397,985        383,805

Property and Equipment (Net)                                            400,023        397,617

Franchise sales receivables                                             200,528        207,546

Trademarks                                                               11,754         12,375
                                                                    -----------    -----------

             Total Assets                                           $ 1,010,290    $ 1,001,343
                                                                    ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
---------------------------------------------

Current Liabilities:
  Current portion of long-term debt                                 $   479,081    $    84,162
  Loan payable                                                           23,038         54,351
  Accounts payables and accrued liabilities                           1,130,052      1,265,373
  Due to employee,                                                           --         28,370
  Due to shareholder                                                         --         22,445
                                                                    -----------    -----------
             Total Current Liabilities                                1,632,171      1,454,701

Long-Term Liabilities:
  Long - term debt                                                      339,571        171,459
                                                                    -----------    -----------
             Total Liabilities                                        1,971,742      1,626,160
                                                                    -----------    -----------

Stockholders' Equity (Deficit):
  Common stock ($.001 par value 100,000,000 shares
    authorized, 6,607,456 and 5,052,979 issued and
    outstanding May 31, 2002 and 2001 respectively                        6,607          5,053
  Additional paid-in capital                                          3,821,142      2,582,735
  Foreign currency translation adjustment                                67,166        120,489
  Accumulated deficit                                                (4,856,367)    (3,333,094)
                                                                    -----------    -----------
             Total Stockholders' Equity (Deficit)                      (961,452)      (624,817)
                                                                    -----------    -----------

             Total Liabilities and Stockholders' Equity (Deficit)   $ 1,010,290    $ 1,001,343
                                                                    ===========    ===========


--------------------

The accompanying notes are an integral part of these financial statements.

                                  DONINI, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                       For the Years Ended
                                                             May 31,
                                                   ----------------------------
                                                       2002             2001
                                                   -----------      -----------

Revenues:
  Sales                                            $   944,032      $   819,181
  Royalties and other related revenues                 375,045          455,682
  Order processing fees                                230,941          242,612
  Initial franchaise fees                               22,320           32,912
                                                   -----------      -----------
      Total Revenues                                 1,572,338        1,550,387
                                                   -----------      -----------

Cost of Goods Sold                                     713,896          515,372
Cost of supplies to franchises                           4,523           32,239
                                                   -----------      -----------
                                                       718,419          547,611
                                                   -----------      -----------

Gross Profit                                           853,919        1,002,776
                                                   -----------      -----------

Costs and expenses :
  General and administrative expenses                1,264,154        1,013,153
  Advertising and promotion                            675,809          399,283
  Salaries                                             151,746          185,896
  Interest expense                                     156,760          103,067
  Depreciation                                          62,911           34,613
  Product development                                   86,936          140,820
  Costs relating to recapitalization                        --          179,405
                                                   -----------      -----------
        Total Costs and Expenses                     2,398,316        2,056,237
                                                   -----------      -----------

Income (Loss) from Operations                       (1,544,397)      (1,053,461)

Other Income (Expenses)                                 21,124           24,008
                                                   -----------      -----------

Net Income (Loss) before Income Taxes               (1,523,273)      (1,029,453)

Provision for Income Taxes                                  --               --
                                                   -----------      -----------

Net (Loss)                                         $(1,523,273)     $(1,029,453)
                                                   ===========      ===========

Earnings (Loss) Per Share
   Basic and diluted per share                     ($     0.23)     ($     0.10)
                                                   ===========      ===========

   Basic and diluted weighted average
     common shares outstanding                       6,102,519        3,624,128
                                                   ===========      ===========



--------------------

The accompanying notes are an integral part of these financial statements.

                                  DONINI, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               For the Years Ended
                                                                      May 31,
                                                            --------------------------
                                                                2002           2001
                                                            -----------    -----------
Cash Flows from Operating Activities:
   Net (loss)                                               $(1,523,273)   $(1,029,453)
   Adjustments to reconcile net  (loss)
     to net cash (used in) provided by operating
     activities:
        Depreciation and amortization                            62,911         34,613
        Compensation expense                                    432,521        469,575
        Foreign translation adjustments                         (53,323)         2,738
        Franchise sales receivables written-off                      --         14,679
        Change in income and sales tax receivables                5,113        (38,588)
        Net (decrease) in allowance for doubtful accounts       (33,300)       (26,081)
   Change in operating assets and liabilities:
      Accounts receivable                                        40,176         12,648
      Inventories                                                 2,235        (10,457)
      Prepaid expenses and other current assets                 (11,805)        11,917
      Accounts payable and accrued liabilities                  365,375        362,041
                                                            -----------    -----------
          Net cash (used in) provided by
            operating activities                               (713,371)      (196,368)
                                                            -----------    -----------

Cash Flows from Investing Activities:
    Franchise sales receivables                                 (98,177)      (156,000)
    Repayments on franchise sales receivables                   116,369         61,585
    Repayment of shareholders loan                             (160,840)            --
    Purchase of trademarks                                           --        (12,375)
    Asset held for resale                                       133,067       (125,966)
    Capitalized property and equipment                          (64,696)      (122,770)
                                                            -----------    -----------
          Net cash used in investing
            activities                                          (74,277)      (355,526)
                                                            -----------    -----------

Cash Flows from Financing Activities:
   Proceeds from bank loan                                           --        161,576
   Proceeds from employee loan                                   19,630          1,789
   Proceeds from loan payable                                   102,801         54,351
   Payment of loan payable                                           --        (10,030)
   Proceeds from long term-debt                                 630,348        520,000
   Due to shareholder                                           (22,445)       (99,019)
   Repayment of long term-debt                                  (67,316)       (72,917)
   Repayment of obligations under capital lease                      --         (3,856)
   Proceeds from exercise of stock options                      124,630             --
                                                            -----------    -----------
          Net cash provided by financing
            activities                                          787,648        551,894
                                                            -----------    -----------

Net (Decrease) Increase in Cash and Cash Equivalents                 --             --

Cash and cash equivalents, beginning of year                         --             --
                                                            -----------    -----------

Cash and cash equivalents, end of year                      $        --    $        --
                                                            ===========    ===========

                                  DONINI, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)


                                                                 For the Years Ended
                                                                        May 31,
                                                               -------------------------
                                                                  2002          2001
                                                               -----------   -----------
Supplemental Disclosure of Cash Flow Information:
   Interest paid during the year                               $        --   $    49,504
                                                               ===========   ===========
   Income taxes paid during the year                           $        --   $        --
                                                               ===========   ===========

Supplemental Disclosure of Noncash Investing and
  Financing Activities:
    Acquisition of fixed assets included in accounts payable   $        --   $    67,942
                                                               ===========   ===========
    Common stock issued in settlement of debt                  $   682,810   $   683,000
                                                               ===========   ===========
    Common stock issued for services rendered                  $   432,521   $   434,575
                                                               ===========   ===========
    Common stock issued upon conversion of debentures          $        --   $   500,000
                                                               ===========   ===========




--------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                  DONINI, INC.


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE YEARS ENDED MAY 31, 2002 AND 2001


                                                    Common Stock
                                                  $0.001 Par Value
                                             --------------------------                                                  Total
                                                              Common        Additional                   Foreign      Stockholders'
                                               Number         Stock          Paid-In                     Currency       Equity
                                              of Shares       Amount         Capital       Deficit      Translation    (Deficit)
                                             -----------    -----------    -----------   -----------    -----------   -----------
Balances, June 1, 2000                         3,333,333    $     3,333    $   931,880   $(2,303,641)   $   117,751   $(1,250,677)

   Stock issued for debt                         344,759            345        682,655                                    683,000

   Compensation expense                               --             --         35,000                                     35,000

   Conversion of debentures                      735,618            736        499,264                                    500,000

   Issuance of common shares
     for services rendered                       639,269            639        433,936                                    434,575

    Foreign currency translation                                                                              2,738         2,738

    Net loss for the year ended
      May 31, 2001                                                                        (1,029,453)                  (1,029,453)
                                             -----------    -----------    -----------   -----------    -----------   -----------

Balances,  May 31, 2001                        5,052,979          5,053      2,582,735    (3,333,094)       120,489      (624,817)

   Common stock issued for services              345,000            345        199,186                                    199,531

   Exercise of common stock options              183,333            183        124,447            --             --       124,630

   Common stock issued in connection with
     services rendered                           343,333            343        232,647                                    232,990

   Common stock issued in exchange of debt       682,810            683        682,127                                    682,810

    Foreign currency translation                                                                            (53,323)      (53,323)

    Net loss for the year ended
      May 31, 2002                                    --             --             --    (1,523,273)            --    (1,523,273)
                                             -----------    -----------    -----------   -----------    -----------   -----------

Balances May 31, 2002                          6,607,456    $     6,607    $ 3,821,142   $(4,856,367)   $    67,166   $  (961,452)
                                             ===========    ===========    ===========   ===========    ===========   ===========

--------------------

The accompanying notes are an integral part of these financial statements.

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2002



1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company
-----------

Donini, Inc. (formerly PRS Sub VI, Inc.) (the "Company") is incorporated in the State of New Jersey and through its wholly-owned subsidiary Pizza Donini Inc. (the "Subsidiary") and its subsidiaries, Pizado Foods (2001) Inc. and Pizza Donini.Com Inc., is the franchisor, manufacturer and distributor of frozen ready-made pizza, frozen and refrigerated sauces and pizza dough to franchise, retail and wholesale customers, and the operator of a call center for home delivery of pizza and other food products.

The Company's franchise outlets in Quebec, Canada under the trade name "Pizza Donini", which name is also primarily used for the distribution of the Company's frozen pizza to the food service industry.

Recapitalization
----------------

On January 18, 2001, certain shareholders of Pizza Donini Inc. purchased 82% of the issued and outstanding common stock of PRS Sub VI, a New Jersey Corporation and changed its name to Donini, Inc. The Company at that time was an inactive publicly held company with no appreciable assets or equity. On January 29, 2001, the Company purchased all the issued and outstanding common shares of Pizza Donini Inc. for a nominal cash payment, the assumption of long-term debt owed to certain shareholders and related parties of the subsidiary of $683,000, the assumption of the obligations under a convertible subordinated debenture of $500,000 and the assumption of the obligations under a consulting agreement with a third party ("Consultant") to provide financial resources and consulting services.

The Company assumed the long-term debt and obligations under a convertible subordinated debenture in exchange for debentures of the Company, that are convertible at the option of the holders, into common stock of the Company. On March 30, 2001, the $500,000 debenture was converted into 735,618 common shares of the Company. On April 2, 2001, the debentures of $683,000 were converted into 344,759 common shares of the Company.

Pizza Donini is considered the purchaser and continuing entity and these transactions have been accounted for as a recapitalization. The accounting values of Pizza Donini's shareholders' equity have been ascribed to the Company.

The functional currency of Pizza Donini Inc. is the Canadian dollar and its reporting currency is the United States dollar. The Company's assets and liabilities have been translated into United States dollars using the exchange rate prevailing at the balance sheet date. Revenues and expenses and cash flows have been translated using the average rate for the year.

Liquidity
---------

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern and that assets and liabilities have been recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business. However, the accompanying financial statements report that the Company has incurred significant operating losses during the years ended May 31, 2002 and 2001 and has a deficit in shareholders' equity and a working capital deficit at May 31, 2002. In addition, the Company will require additional financing to meet its future obligations.

These matters raise substantial doubt as to the Company's ability to continue as a going concern. The Company's ability to continue as a going concern will depend on its obtaining profitable operations and the ability to obtain additional financing. Should the going concern assumption not be appropriate, significant adjustments may be necessary to the recorded amounts of assets and liabilities.

In order to meet these goals to secure additional capital funding, the Company has engaged the services of an investment banker to raise an additional $2,000,000 of equity and/or debt financing through the issuance of common stock, convertible debentures or a combination thereof. In addition, the Company has secured further commitments from its existing and new customers for additional installations at their food services facilities to provide ready made frozen pizza and is seeking to finance this future growth through equipment leasing arrangements and other means. Finally, the Company has adopted various streamlining and cost control measures to ensure that optimal profit margins are realized and that existing resources are maximized.

It is also the Company's intention to convert additional trade payables into capital stock during the next fiscal year.

Summary of Significant Accounting Policies
------------------------------------------

Principles of Consolidation and Basis of Presentation
-----------------------------------------------------

       The accompanying financial statements consolidate the accounts of the parent company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Management's Estimates
-----------------------------

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
-------------------------

       The Company considers cash equivalents to be all highly liquid investments with original maturities of three months or less. Substantially all cash and cash equivalents are held in one major financial institution.

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2002
                                   (Continued)



1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Policies (Continued)
------------------------------------------

Fair Value of Financial Instruments
-----------------------------------

       Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, trade receivables, accounts payable and other accrued liabilities approximate fair value because of their short maturities.

Revenue Recognition
-------------------

       Franchise agreements provide the terms of the arrangement between Pizza Donini and the franchisee. The franchise agreements may or may not require the franchisee to pay an initial, nonrefundable fee. Royalties and advertising revenues are based on a percentage of the sales of the franchisees according to the terms of the franchise agreement. Order processing fees for the operation of the call center are based on a percentage of the franchisees' sales generated by the call center. These revenues are recorded as earned, with an appropriate provision for estimated uncollectible amounts.

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

       Revenue from sales of frozen pizza, dough and sauces are recorded upon shipment.

Foreign Currency Translation
----------------------------

       Pizza Donini Inc., Pizza Donini.Com Inc. and Pizado Foods (2001) Inc., wholly-owned Canadian subsidiaries, use the Canadian dollar as their functional currency and translate their assets and liabilities into U.S. dollars at the exchange rates prevailing at the balance sheet date and revenues, expenses and cash flows translated at the average rate for the year. The resulting currency translation adjustments are accumulated and reported in other comprehensive income.

       Other monetary assets and liabilities denominated in foreign currencies are translated at the exchange rates prevailing at the balance sheet date. Revenues and expenses denominated in foreign currencies are translated at the rates of exchange prevailing at the transaction dates. All exchange gains and losses are included in the statement of operations.


Assets Held for Resale
----------------------

       Assets held for resale consist of franchise equipment purchased and are recorded at the lower of cost and net realizable value.

Inventory
---------

       Inventory is stated at the lower of cost, determined by the moving average cost method, or market. The Company provides inventory allowances based on slow-moving and obsolete inventories.

Property and Equipment
----------------------

       Property and equipment are recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which vary from three to thirty-nine years. Leasehold improvements are being amortized over the related lease term or estimated useful lives, whichever is shorter.

Intangible Assets
-----------------

       Intangible assets, which consists of trademarks are amortized to operations under the straight-line method over their estimated useful lives or statutory lives, whichever is shorter.

       As of June 1, 2002, the Company has adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis.

Impairment of Long-Lived Assets
-------------------------------

       Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Research and Development
------------------------

       Costs associated with development of new product are charged to operations as incurred.

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2002
                                   (Continued)


1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Policies (Continued)
------------------------------------------

Advertising Costs
-----------------

       Advertising expenditures relating to the advertising and marketing of the Company's products and services are expensed in the period the advertising costs are incurred.

Income Taxes
------------

       Tax provisions and credits are recorded at enacted tax rates for taxable items included in the consolidated statements of operations regardless of the period for which such items are reported for tax purposes. Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when the determination can be made that it is more likely than not that some portion or all of the related tax assets will not be realized.

Comprehensive Income
--------------------

       The Company reports components of comprehensive income under the requirements of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement establishes rules for the reporting of comprehensive income and its components which require that certain items such as foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities, minimum pension liability adjustments and unearned compensation expense related to stock issuances to employees be presented as separate components of stockholders' equity.

Reverse Stock Splits
--------------------

       On February 6, 2001, the Company amended its Certificate of Incorporation increasing its authorized shares of common stock from 10,000,000 to 100,000,000. On March 5, 2002 the Board of Directors approved a reverse stock split of 1 for 3 shares of all issued shares effective March 7, 2002. All share and per-share amounts in the accompanying consolidated financial statements have been restated to give effect to the 1 for 3 reverse stock split. The Company's restated issued and outstanding common stock was 6,607,456 and 5,052,979 as of May 31, 2002 and 2001,
       respectively.

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2002
                                   (Continued)


1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Policies (Continued)
------------------------------------------

Earnings (Loss) per Share
-------------------------

       The Company computes earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which include convertible debentures, stock options and warrants. All earnings per share amounts have been retroactively restated to reflect the 1 for 3 reverse stock split which occurred on March 7, 2002.

Accounting for Stock-Based Compensation
---------------------------------------

       Stock compensation plans for employees are accounted for using the intrinsic value method of Accounting Principles Board Opinion No. 25 (APB
       25). Under APB 25, compensation expense is determined on the measurement date, that is, the first date on which both the number of shares the employee is entitled to receive and the exercise price, if any, are known. Compensation expense, if any, is the excess of the market price of the stock over the exercise price on the measurement date. The amount of compensation expense, if any, is charged to operations over the vesting period. The Company utilizes the Black-Scholes model to value stock options for pro forma presentation of income and per share data as if the fair value-based accounting method in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), had been used to account for stock-based compensation.

       In accounting for options granted to persons other than employees (as defined under SFAS 123), the provisions under SFAS 123 were applied. As required by SFAS 123, the fair value of these options was estimated at the grant date using the Black-Scholes option pricing model.

Recent Accounting Pronouncements
--------------------------------

       In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 addresses financial reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The adoption of SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS 143 to have a significant impact on the Company's future financial position or results of operations.

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2002
                                   (Continued)


1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Policies (Continued)
------------------------------------------

Recent Accounting Pronouncements (Continued)
--------------------------------

       In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The primary objectives of SFAS 144 are to develop one accounting model based on the framework established in SFAS 144 for long-lived assets to be disposed of by sale, and to address significant implementation issues. The Company will adopt SFAS 144 for its fiscal year beginning June 1, 2002. The Company does not expect the adoption of SFAS 144 to have a significant impact on its future financial position or results of operations.

       In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS 145 updates, clarifies and simplifies certain accounting pronouncements. The adoption of SFAS 145 is effective in large part for transactions occurring after May 15, 2002. SFAS 145 had no impact on the Company's financial position or results of operations in the year ended May 31, 2002 and the Company does not expect the adoption of SFAS 145 to have an impact on its future financial position or results of operations.

       In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3. The adoption of SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a significant impact on its future financial position or results of operations.

Reclassifications
-----------------

       Certain reclassifications have been made to the prior year balances to conform to the current year's presentation.

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2002
                                   (Continued)


2.  ACCOUNTS RECEIVABLE

Accounts receivable are reflected on the balance sheet net of allowance for doubtful accounts. A summary of activity in the allowance for doubtful accounts is summarized as follows:


       Balance June 1, 2000                                     $ 59,411

       Bad debt expense                                           18,829
       Amounts written off                                       (44,940)
                                                                --------

       Balance May 31, 2001                                       33,300

       Bad debts expense                                          13,487
       Amounts written off                                       (46,817)
                                                                --------

       Balance May 31, 2002                                     $     --
                                                                ========


3.  FRANCHISE SALES RECEIVABLES

Franchise sales receivables represent amounts owing from franchise purchasers for the sale of a franchise and the related equipment included in each restaurant. Terms generally range up to eight years with interest rates from 5% to 10%.

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2002
                                   (Continued)



3.  FRANCHISE SALES RECEIVABLES (Continued)

                                                                      2002       2001
                                                                    --------   --------
Balance of sale at 8%, receivable in monthly installments of
$369 including interest, commencing June 1998, due May
2001 and secured by the tangible and intangible property sold,
except real estate                                                  $  1,093   $  1,085

Balance of sale at 8%, receivable in weekly installments of
$147 including interest, commencing May 1998, due April 2002 and secured by the tangible and intangible property sold, except
real estate                                                               --      6,621

Balance of sale at 9%, receivable in weekly installments of
$344 including interest, commencing September 1998, due August
2003 and secured by the tangible and intangible property sold,
except real estate                                                    21,750     36,159

Balance of sale at 9%, receivable in weekly installments of $374 including interest, commencing June 2000, due May 2004 and
and secured by the tangible and intangible property sold, except
real estate                                                           35,033     51,441

Balance of sale at 9%, receivable in weekly installments of $300 including interest, commencing August 2000, due July 2004 and secured by the tangible and intangible property sold, except real
estate                                                                31,256     43,176

Balance of sale at 9%, receivable in weekly installments of $279 including interest commencing October 2000, due September 2004 and secured by the tangible and intangible property sold, except
real estate                                                               --     32,500

Balance of sale at 8%, receivable in weekly installments of $137 including interest, commencing November 1999, due October 2004 and secured by the tangible and intangible property sold, except
real estate                                                           15,741     21,873
                                                                    --------   --------

                                                                     104,873    192,855

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2002
                                   (Continued)


3.  FRANCHISE SALES RECEIVABLES (Continued)

                                                                       2002       2001
                                                                     --------   --------
Balance (Brought Forward)                                            $104,873   $192,855

Balance of sale at 10%, receivable in monthly installments of $320 including interest commencing February 2001, due February 2006 and secured by the tangible and intangible property sold, except
real estate                                                            51,794     62,860

Balance of sale at 5%, receivable in weekly installments of $124 including interest, commencing March 2002, due February 2010 and secured by the tangible and intangible property sold, except
real estate                                                            41,370     42,252

Balance of sale at 6%, receivable in weekly installments of $75 including interest, commencing May 1, 2002 to April 2003,
increasing to $131 from April 2004 to April 2005, increasing to
$164 from April 2005 to April 2006, increasing to $190 from
April 2006 to April 2010, and secured by the tangible and
intangible property sold, except real estate                           49,013         --

Balance of sale at 6%, receivable in weekly installments of
$177 including interest, commencing September 2002, due
August 2006 and secured by the tangible and intangible
property sold, except real estate                                      32,725         --
                                                                     --------   --------
                                                                      279,775    297,967

Less current portion                                                   79,247     90,421
                                                                     --------   --------

                                                                     $200,528   $207,546
                                                                     ========   ========

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2002
                                   (Continued)


4.  PROPERTY AND EQUIPMENT

Property and equipment, at cost, and their respective useful lives consist of the following at May 31:

                                                                       Estimated
                                                                        Useful
                                          2002            2001          Lives
                                       ----------      ----------      ---------

   Furniture and equipment             $  505,064      $  448,208         5-7
   Digital telephone system                45,502          45,502          5
   Computer equipment                      95,995          95,995          3
   Computer software                       36,827          36,827          3
   Leasehold improvements                   5,771           5,771         3-5
   Website                                  9,490              --          3
                                       ----------      ----------
                                          698,649         632,303
   Less: Accumulated depreciation         298,626         234,686
                                       ----------      ----------

   Net Book Value                      $  400,023      $  397,617
                                       ==========      ==========


5.  LOANS PAYABLE

The loans payable are noninterest bearing and have no specific terms of repayment.


6.  BANK INDEBTEDNESS

A subsidiary of the Company has a line of credit which $21,689 and $10,054 were utilized at May 31, 2002 and 2001, respectively. Borrowings under the facility are at Canadian bank prime rate plus 3% and are secured by accounts receivable and inventory of the subsidiary, amounting to $48,042 and $46,831 at May 31, 2002 and 2001, respectively. The credit facility is subject to restrictions on the payment of dividends by the subsidiary and has an annual fee of $491.

The effective interest rate on borrowings under the facility was 11.49% and 10.31% for the years ended May 31, 2002 and 2001, respectively.

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2002
                                   (Continued)


7.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                         2002            2001
                                                      ----------      ----------

Cash Overdraft                                        $   45,244      $  211,185
Accounts payable - trade                                 754,440         592,985
Accrued liabilities                                       75,262         196,352
Accrued payroll and related deductions                   172,348         122,531
Other trade payable                                       32,823          41,699
Construction costs payable                                    --         100,621
Sales tax payable                                         49,935              --
                                                      ----------      ----------

                                                      $1,130,052      $1,265,373
                                                      ==========      ==========


8.  LONG-TERM DEBT

                                                               2002         2001
                                                            ----------   ----------
Small business bank loan at prime plus 3%, repayable in
monthly principal installments of $1,363 due July 2005
and secured by equipment                                    $   51,814   $   67,709

Bank loan unsecured, bearing interest at a bank's prime
rate plus 2%, repayable in monthly principal installments
installments of $818 originally due March 2003                  66,704       56,685
                                                            ----------   ----------

Balance (Carried Forward)                                   $  118,518   $  124,394
                                                            ----------   ----------

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2002
                                   (Continued)




8.  LONG-TERM DEBT (Continued)

                                                                2002         2001
                                                             ----------   ----------
Balance (Brought Forward)                                    $  118,518   $  124,394

Convertible subordinated debentures, bearing interest at
11% payable at maturity, payable during 2004.  The
convertible subordinated debentures were all converted
to common stock subsequent to May 31, 2002
(See Subsequent Events)                                         270,000      120,000

Loan payable unsecured, bearing interest at 12%,
repayable in monthly installments of $689 including
interest, originally due July 2001                               10,147       11,227

Bank demand note bearing interest at the bank's prime rate
2%, repayable in monthly principal installments of
$7,854, due March 2005, secured by securities of the
Company's president and his limited personal guarantee          268,345           --

Loan payable, unsecured, bearing interest at 7%
repayable in monthly installments of $1,668 including
interest, due April 2004                                         38,375           --

Loan payable, secured by moveable property and
personal guarantee of a director, bearing interest at 18%
originally repayable in weekly installments of $3,333
including interest, due January 2003                            113,267           --
                                                             ----------   ----------
                                                                818,652      255,621

Less:  Current portion                                          479,081       84,162
                                                             ----------   ----------

                                                             $  339,571   $  171,459
                                                             ==========   ==========

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2002
                                   (Continued)

8.  LONG-TERM DEBT (Continued)

Principal repayments of long-term debt due in the next five years as at May 31, 2002 are as follows:

                         2003        $  479,081
                         2004           230,627
                         2005           106,209
                         2006             2,735
                                     ----------

                                     $  818,652
                                     ==========

9.  INCOME TAXES

As at May 31, 2002, the Company and its subsidiaries had $1,426,000 of losses for Canadian federal income tax purposes and $1,165,000 for Quebec taxes available for carry forward to reduce future years taxable income expiring as follows:

                                Canadian
             Expiring            Federal          Quebec
             --------           ----------      ----------

               2003             $   41,000      $
               2004                 28,000
               2005                132,000
               2006                228,000         196,000
               2007                113,000          72,000
               2008                291,000         303,000
               2009                593,000         594,000
                                ----------      ----------

                                $1,426,000      $1,165,000
                                ==========      ==========

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2002
                                   (Continued)


9.  INCOME TAXES (Continued)

Details of deferred income tax (assets) and liabilities are as follows:

                                                       2002         2001
                                                    ---------    ---------

     Net operating losses                           $(519,664)   $(373,620)
     Capital assets - differences between net
       book value and undepreciated capital
       cost                                            21,398       15,080
                                                    ---------    ---------

     Net deferred tax asset                          (498,266)    (358,540)

     Less valuation allowance                         498,266      358,540
                                                    ---------    ---------

                                                    $      --    $      --
                                                    =========    =========

The valuation allowance increased by approximately $139,726 ($176,252 in 2001) due mainly to the current year's operating loss.


10.  RELATED PARTY TRANSACTIONS

The Company has made loans and advances totaling $160,840 to its President, who is also its chief operating officer and a principal shareholder. In addition, he has made personal guarantees on certain obligations of the Company and pledged 300,000 of his Company stock as collateral for the bank demand note of $268,345 as of May 31, 2002.


11.  COMMITMENTS AND CONTINGENCIES

The Company's subsidiaries have entered into operating leases for their premises and equipment with minimum annual rental payments for the years following May 31, 2002 as follows:

                        2003                    $ 71,092
                        2004                      58,787


Litigation
----------

       The Company is subject from time to time to litigation arising from the normal course of business. In management's opinion, any such contingencies are appropriately provided for or would not materially affect the Company's financial position or results of operations.

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2002
                                   (Continued)


11.  COMMITMENTS AND CONTINGENCIES (Continued)

Litigation (Continued)
----------

       Pizza Donini was sued by a former franchisee of a former subsidiary who is seeking to obtain an order from the Court declaring that the transfer and sale to Pizza Donini of trademarks by the former subsidiary is null and void and to have Pizza Donini declared jointly and severally liable for a claim of the former franchisee against the former subsidiary.

       This action stems from a separate suit filed by the former franchisee against the former subsidiary, in the amount of $416,917 which suit was dismissed by the Superior Court of Quebec on May 19, 1998. The former franchisee has appealed the original judgment of the lower court and legal counsel for the former subsidiary does not expect a hearing date before February 2003. In the meantime, in the suit against Pizza Donini, there is an agreement between the attorneys of the parties to await the outcome of the decision of the Court of Appeal in the original proceedings prior to pursuing this action. Counsel to Pizza Donini and to its former subsidiary is confident that the appeal will be dismissed in the original suit and, therefore, the action against Pizza Donini will also be dismissed.

       Pizza Donini has been sued by a former banker for repayment of a loan originally due in March 2003. Pizza Donini is disputing certain fees charged by the bank, has counter sued and has ceased making monthly payments on the loan.

       The amount of the loan, including accrued interest, is $66,704 (56,687 at May 31, 2001) and is included in long-term debt.


12.  STOCKHOLDERS' EQUITY (DEFICIT)

     Common Stock
     ------------

       On February 6, 2001, the Company amended its Certificate of Incorporation increasing its authorized shares of common stock from 10,000,000 to 100,000,000. On March 5, 2002 the Board of Directors approved a reverse stock split of 1 for 3 shares of all issued and outstanding shares effective March 7, 2002. All share and per-share amounts in the accompanying consolidated financial statements have been restated to give effect to the 1 for 3 reverse stock split. The Company's restated issued and outstanding common stock was 6,607,456 and 5,052,979 as of May 31, 2002 and 2001, respectively.

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2002
                                   (Continued)


12.  STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

     Common Stock (Continued)
     ------------------------

       Due to arrangements made with third parties to provide services to the Company that were entered into in May 2001, 345,000 shares of common stock were issued in August 2001. Also, certain options issued to certain key executives to acquire a maximum of 183,333 shares of common stock of the Company at $.001 were exercised in August 2001. The estimated fair value of the shares issued and the resultant conversion of discounted options amounted to $323,611 that has been recorded as compensation expense.

       Due to an arrangement with a third party to provide services to the Company 18,333 shares of common stock were issued in January 2002. Also in January 2002, 325,000 shares were issued to a company controlled by an executive for services rendered. These shares are included in the table above. The estimated fair value of shares issued amounted to $232,935 of which $222,935 has been recorded as compensation expense and $10,000 as prepaid consulting expenses.

       In May 2002, 682,810 common shares were issued to third parties for services rendered or debt advanced to the company. The estimated fair value of the shares issued was $682,810 of which $682,127 was recognized as paid up capital. The offsetting debt was to various accounts payable and loan payable accounts after the reverse split.


     Common stock options and warrants
     ---------------------------------

       In May 2001, the Company entered into agreements which included issuing options to purchase common shares to key executives and several third parties which are exercisable at various dates including after the Company's common stock begins public trading as follows:

         Number
       of Options          Exercise Date                 Exercise Price
       ----------          -------------                 --------------

          143,334           July 5, 2002           75% of average trading price
           45,000           July 5, 2002          110% of average trading price
          133,333           July 5, 2003           75% of average trading price
           88,333           July 5, 2003          110% of average trading price
          193,333           July 5, 2004           75% of average trading price
          125,000           July 5, 2004          110% of average trading price
       ----------

          728,333
       ==========

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2002
                                   (Continued)



12.  STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

     Common stock options and warrants (Continued)
     ---------------------------------------------

       The average five day trading price immediately following 91 days of trading of stock was $1.33. The effective trading date was April 4, 2002.

       In addition to the options granted above, an additional 2,016,667 options were granted to two employees and certain third parties exercisable at any time during the three-year period from the exercise date. During 2002, 183,333 options were exercised. Details of outstanding options are as follows:

              Number
            of Options             Exercise Date              Exercise Price
            ----------             -------------              --------------

               250,000               July 15, 2001             $3.00 - $9.00
               200,000          September 15, 2001                     $3.00
               483,333           December 15, 2001             $2.25 - $6.00
                66,667           February 15, 2002                     $9.00
               416,667               June 15, 2002                     $3.00
               416,667           December 15, 2002                     $6.00
            ----------

             1,833,334
            ==========


       On May 8, 2001, the Company granted warrants to a third party to purchase 333,333 common shares of the Company at prices ranging from $3.00 to $9.00 per share, exercisable at any time during a three-year period from the date of issuance.

       Pro-forma information under FASB Statement No. 123 using the fair value method regarding earnings and earnings per share has been determined to be the same as under APB Opinion No. 25.

       During the year the following changes occurred to outstanding stock options:

                Options outstanding at May 31, 2001                  3,078,333
                Options granted                                        325,000
                Options exercised                                      183,333
                                                                    ----------

                Options outstanding May 31, 2002                     3,220,000
                                                                    ==========

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2002
                                   (Continued)


13.  FINANCIAL INSTRUMENTS

     Fair value disclosures
     ----------------------

       Fair value estimates are made as of a specific point in time, using available information about the financial instrument. These estimates are subjective in nature and often cannot be determined with precision.

       The Company has determined that the carrying value of its short-term financial assets and liabilities approximates their fair values as at May 31, 2002 and 2001 because of the short-term maturity of those instruments.

       The carrying amounts of franchise sales receivables are reasonable estimates of their fair value.

       The carrying value of the small business bank loan and the unsecured bank loan approximates their fair value at May 31, 2002 and 2001 as the debt bears interest at floating rates. The carrying value of the convertible subordinated debentures and the unsecured loan, although at fixed interest rates, approximates their fair value as the interest rates are comparable to the Company's incremental borrowing rate.

     Credit risk
     -----------

       The Company's revenues are derived from its franchise operations and sales of frozen ready-to-use pizza. The Company regularly monitors its credit risk exposure to these customers and takes steps to mitigate the risk of loss. The Company does not have any concentration of credit risk with any of their customers.

     Interest rate risk
     ------------------

       The Company's franchise sales receivables is at fixed interest rates for fixed terms, minimizing exposure to interest rate fluctuations.

       Approximately one-half of the Company's long-term debt is at fixed interest rates. The balance is at floating rates which, together with the Company's short-term bank indebtedness, would expose it to interest rate risk through fluctuations in the prime interest rate.


14.  SUBSEQUENT EVENTS

     In July 2002, $270,000 (plus interest of $23,480) of the convertible subordinated debentures were converted into 293,480 shares of the Company's common stock along with 29,348 three year warrants to purchase common stock at $1.66 per share.

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2002
                                   (Continued)


14.  SUBSEQUENT EVENTS (Continued)

       In August 2002, a consulting agreement signed May 2001 between a third party and the Company for services to be rendered by the third party was cancelled by mutual consent of the two parties. Therefore, the 250,000 common shares (after the reverse split) that were issued under this agreement and the options that were granted to purchase an additional 250,000 of common stock under the same agreement on the following terms were also cancelled by mutual consent.