Form 10QSB
period 2002-08-31
DONINI INC
filed 2003-02-21
CIK 1129900

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 2002

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

The number of shares outstanding of each of the issuer's classes of common equity, as of August 31, 2002: 6,650,936 shares of common stock

Transitional Small Business Disclosure Format (check one):
Yes [ ]   No [X]

                                  Donini, Inc.
                          (A Development Stage Company)

                                TABLE OF CONTENTS

PART I                                                                     Page
                                                                           ----
Item 1 - Financial Information (unaudited)

   Donini, Inc.
     Consolidated Balance Sheets as of
     August 31, 2002 and May 31, 2002.....................................    3

   Consolidated Statement of Operations
     for the three month period
     ended August 31, 2002 and 2001 ......................................    4

   Consolidated Statements of Cash Flows
     for the three month periods
     ended August 31, 2002 and 2001.......................................    5

   Consolidated Statements of Stockholders'
     Equity as of June 1, 2000, May 31, 2001,
     and 2002, and August 31, 2002........................................    6

Notes to Financial Statements (unaudited).................................  7-9

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations....................   10

PART II

Item 1 - Legal Proceedings................................................   11

Item 2 - Changes in Securities and Use of Proceeds........................   11

Item 3 - Defaults Upon Senior Securities..................................   11

Item 4 - Submission of Matters to a Vote of Security Holders..............   11

Item 6 - Exhibits and Reports on Form 8-K.................................   11

PART I

Item 1- Financial Information (unaudited)

                                  DONINI, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                   August 31,         May 31,
ASSETS                                                                2002             2002
------                                                            ------------     ------------
                                                                  (Unaudited)       (Audited)
Current Assets:
 Accounts receivable, net                                         $     44,746     $     45,064
 Income and sales tax receivable                                        39,324           34,795
 Current portion of franchise sales receivables                         89,262           79,247
 Due from shareholder                                                  131,925          160,840
 Inventories                                                            22,274           22,061
 Prepaid expenses                                                       18,086           19,980
 Assets held for resale                                                     --           35,998
                                                                  ------------     ------------
     Total Current Assets                                              345,617          397,985

Franchise sales receivable                                             234,448          200,528
Fixed assets                                                           384,313          400,023
Trademarks                                                              11,673           11,754
                                                                  ------------     ------------

        Total Assets                                              $    976,051     $  1,010,290
                                                                  ============     ============
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
---------------------------------------

Current Liabilities:
 Current portion of long-term debt                                $    299,289     $    479,081
 Loans payable                                                          20,621           23,038
 Accounts payable and accrued liabilities                            1,140,948        1,130,052
 Deposits payable                                                        9,623               --
                                                                  ------------     ------------
     Total Current Liabilities                                       1,470,481        1,632,171

Long-Term Liabilities:
Long-Term Debt                                                         215,103          339,571
                                                                  ------------     ------------
        Total Liabilities                                            1,685,584        1,971,742
                                                                  ------------     ------------

Stockholders' Equity(Deficit):
 Common stock ($.001 par value 100,000,000 shares
  authorized, 6,650,936 and 6,607,456  issued and
  outstanding August 31, 2002 and May 31,2002 respectively               6,650            6,607
 Additional paid-in capital                                          4,114,579        3,821,142
 Foreign currency translation adjustment                                85,947           67,166
 Accumulated deficit                                                (4,916,709)      (4,856,367)
                                                                  ------------     ------------
        Total Stockholders' Equity(Deficit)                           (709,533)        (961,452)
                                                                  ------------     ------------

        Total Liabilities and Stockholders' Equity(Deficit)       $    976,051     $  1,010,290
                                                                  ============     ============

--------------------

See accompanying notes to consolidated financial statements.

                                  DONINI, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                   For the Three Months Ended
                                                            August 31,
                                                       2002           2001
                                                   ------------   ------------
Revenues:
 Sales                                             $    213,801   $    253,496
 Royalties and other related revenues                   112,972        177,252
 Order processing fees                                   47,069         66,984
 Initial franchise fees                                  12,916             --
 Interest income                                          4,679          6,342
                                                   ------------   ------------
     Total Revenues                                     391,437        504,074
                                                   ------------   ------------

Cost of Goods Sold                                      143,254        170,655

Cost of Supplies to Franchises                               --          2,255
                                                   ------------   ------------
                                                        143,254        172,910
                                                   ------------   ------------

                                                        248,183        331,164
                                                   ------------   ------------

Costs and Expenses:
 Advertising and promotion                               61,883         76,127
 Salaries                                                50,911         91,461
 General and administrative expenses                    142,321        514,884
 Depreciation                                            15,792         15,368
 Interest expense                                        22,600         29,444
 Product development                                     15,018             --
                                                   ------------   ------------
     Total Costs and Expenses                           308,525        727,284
                                                   ------------   ------------

Net Income (Loss) before income tax provision           (60,342)      (396,120)

Provision for income tax                                     --             --

                                                   ------------   ------------
Net (Loss)                                         $    (60,342)  $   (396,120)
                                                   ============   ============
Earnings (Loss) per share
 Basic and diluted per share                       $      (0.02)  $      (0.03)
                                                   ============   ============
Basic and diluted weighed average
 common shares outstanding                            6,761,442      5,064,464
                                                   ============   ============

--------------------

See accompanying notes to consolidated financial statements.

                                  DONINI, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      For the Three Months Ended
                                                                              August 31,
                                                                         2002           2001
                                                                     ------------   ------------
Cash Flows from Operating Activities:
 Net income (loss)                                                   $    (60,342)  $   (396,120)
 Adjustments for:
  Depreciation                                                             15,792         15,368
  Compensation expense                                                    323,611
  Foreign exchange                                                         18,781         (1,811)
  Net increase (decrease) in allowance
   for doubtful accounts                                                       --           (248)
 Net change in operating working capital items:
  Accounts receivable                                                         319          1,919
  Income and sales taxes receivable                                        (4,529)       (26,015)
  Inventories                                                                (213)          (155)
  Prepaid expenses                                                          1,894             61
  Accounts payable and accrued liabilities                                 34,375        152,007
                                                                     ------------   ------------
     Net cash (used in) provided by
      operating acivities                                                   6,077         68,617
                                                                     ------------   ------------
Cash Flows from Financing Activities:
 Due from shareholder                                                      28,915        (81,208)
 Proceeds from employee loan                                                   --           (850)
 Repayment of loans payable                                                (2,417)        (9,593)
 Proceeds from long-term debt                                              23,736         40,000
 Repayment of long-term debt                                              (57,996)        (3,910)
 Proceed from deposit payable                                               9,623             --
 Proceeds from exercise of stock options                                       --            550
                                                                     ------------   ------------
     Net cash (used in) provided by
      investing acivities                                                   1,861        (55,011)
                                                                     ------------   ------------
Cash Flows from Investing Activities:
 Franchise sales receivable                                               (67,358)      (100,979)
 Repayments on francshise sales receivable                                 23,422         17,267
 Capitalized propertey and equipment                                           --        (17,065)
 Trademarks                                                                    --             46
 Assets held for resale                                                    35,998         87,125
                                                                     ------------   ------------
     Net cash (used in) provided by
      financing acivities                                                  (7,938)       (13,606)
                                                                     ------------   ------------

Net Decrease in Cash and Cash Equivalents                                      --             --

Cash and Cash Equivalents, beginning of period                                 --             --
                                                                     ------------   ------------

Cash and Cash Equivalents, end of period                             $         --   $         --
                                                                     ============   ============

Supplemental Disclosure of Cash Flow Information:
 Interest paid during the period                                     $         --   $         --
                                                                     ============   ============
 Income taxes paid during the period                                 $         --   $         --
                                                                     ============   ============
Supplemental Disclosure of Noncash Investing and
Financing Activities:
 Common stock issued upon conversion of subordinated debentures      $    270,000   $         --
                                                                     ============   ============
 Common stock issued in settlement of accounts payable               $     23,480   $         --
                                                                     ============   ============

--------------------

See accompanying notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE YEARS ENDED MAY 31, 2002 AND 2001


                                                        Common Stock
                                                      $0.001 Par Value
                                                  -------------------------                                                Total
                                                                   Common     Additional                   Foreign     Stockholders'
                                                     Number        Stock       Paid-In                     Currency        Equity
                                                   of Shares       Amount      Capital        Deficit     Translation    (Deficit)
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Balances, June 1, 2000                              3,333,333   $     3,333   $   931,880   $(2,303,641)  $   117,751   $(1,250,677)

 Issuance of common shares
 for services rendered                                639,269           639       433,936                                   434,575

 Stock issued for debt                                344,759           345       682,655                                   683,000

 Compensation expense                                      --            --        35,000                                    35,000

 Conversion of debentures                             735,618           736       499,264                                   500,000

 Foreign currency translation                                                                                   2,738         2,738

 Net loss for the year ended
  May 31, 2001                                                                               (1,029,453)                 (1,029,453)

                                                  -----------   -----------   -----------   -----------   -----------
Balances, May 31, 2001                              5,052,979         5,053     2,582,735    (3,333,094)      120,489      (624,817)

 Common stock issued for services                     345,000           345       199,186                                   199,531

 Exercise of common stock options                     183,333           183       124,447            --            --       124,630

 Common stock issued in connection with
  services rendered                                   343,333           343       232,647                                   232,990

 Common stock issued in exchange of debt              682,810           683       682,127                                   682,810

 Foreign currency translation                                                                                 (53,323)      (53,323)

 Net loss for the year ended
  May 31, 2002                                             --            --            --    (1,523,273)           --    (1,523,273)
                                                  -----------   -----------   -----------   -----------   -----------

Balances, May 31, 2002                              6,607,456   $     6,607   $ 3,821,142   $(4,856,367)  $    67,166   $  (961,452)

Unaudited Information for the Three Months
 Ended August 31, 2002:
  Conversion of debentures                            293,480           293       293,187                                   293,480

 Cancelation of common stock issued in
  Exchange of services                               (250,000)         (250)     (169,700)                                 (169,950)

 Foreign currency translation                                                                                  18,781        18,781

 Cancelation of stock against retained earnings                                                 169,950                     169,950

 Net loss for the three months ended
  August 31, 2002 (Unaudited)                                                                   (60,342)                    (60,342)
                                                  -----------   -----------   -----------   -----------   -----------

Balances, August 31, 2002                           6,650,936         6,650     3,944,629    (4,746,759)       85,947      (709,533)
                                                  ===========   ===========   ===========   ===========   ===========

--------------------

See accompanying notes to consolidated financial statements.

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 August 31, 2002

1.  DESCRIPTION OF BUSINESS

Donini, Inc. (formerly PRS Sub VI, Inc.) (the "Company") is incorporated in the State of New Jersey and through its wholly-owned subsidiary Pizza Donini Inc. (the "Subsidiary") and its subsidiaries, Pizado Foods (2001) Inc. an Pizza Donini.Com Inc., is the franchisor, manufacturer and distributor of frozen ready-made pizza, frozen and refrigerated sauces and pizza dough to franchise, retail and wholesale customers, and the operator of a call center for home delivery of pizza and other food products.

The Company's franchise outlets in Quebec, Canada operate under the trade name "Pizza Donini", which name is also primarily used for the distribution of the Company's frozen pizza to the food service industry.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation
-----------------------------------------------------

The accompanying financial statements consolidate the accounts of Donini, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts from prior years have been reclassified to conform to the current year presentation.

The accompanying unaudited consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, in the opinion of management, all adjustments that are of a normal and recurring nature necessary to present fairly the results of operations, financial position and cash flows have been made. It is suggested that these statements be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2002.

The statements of operations for the three months ended August 31, 2002 and 2001 are not necessarily indicative of results for the full year

Reverse Stock Splits
--------------------

    On February 6, 2001, the Company amended its Certificate of Incorporation increasing its authorized shares of common stock from 10,000,000 to 100,000,000. On March 5, 2002 the Board of Directors approved a reverse stock split of 1 for 3 shares of all issued shares effective March 7, 2002. All share and per-share amounts in the accompanying consolidated financial statements have been restated to give effect to the 1 for 3 reverse stock split. The Company's restated issued and outstanding common stock was 6,650,936 and 6,607,456 as of August 31, 2002 and May 31, 2002, respectively.

                                DONINI INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

                              August 31, 2002
                                (Continued)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) per Share
-------------------------

The Company computes earnings or loss per share in accordance with the Financial Accounting Standards Board Statement No. 128 "Earnings Per Share" (SFAS 128) which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of options, warrants and convertible securities and thus is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is similar to the previous fully diluted earnings per share.Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding.

Recent Accounting Pronouncements
--------------------------------

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, (SFAS 141), "Business Combinations" and Statement of Financial Accounting Standards No. 142, (SFAS 142), "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim period financial statements have not been previously issued. The adoption of SFAS 141 had no effect on the Company's operating results or financial condition. The Company is currently assessing the impact of SFAS 142 on its operating results and financial condition.

3.  STOCKHOLDERS' EQUITY

    Capital
    -------

A summary of the common shares outstanding and transactions since June 1, 2002 is detailed as follows:

Balance outstanding June 1, 2002                              6,607,456
Cancellation of common shares for services
 to be rendered                                                (250,000)
Conversion of debentures                                        293,480
                                                           ------------

Balance outstanding at August 31, 2002                        6,650,936
                                                           ============

                                   DONINI INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 August 31, 2002
                                   (Continued)

3.  STOCKHOLDERS' EQUITY (Continued)

    Capital (continued)
    -------------------

In July 2002, $270,000 (plus interest of $23,480) of the convertible subordinated debentures were converted into capital stock at $1.00 per share and the Company will issue 29,348 three year warrants at $1.66 per share.

In August 2002, a consulting agreement signed May 2001 between a third party and the Company for services to be rendered by the third party was cancelled by mutual consent of the two parties. Therefore, the 250,000 common shares that were issued under this agreement and the options that were granted to purchase an additional 250,000 of common stock under the same agreement on the following terms were also cancelled by mutual consent.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Pizza Donini Inc. supports twenty-eight (28) franchised pizza outlets in the Greater Montreal area and is also selling its fully topped ready-to-use self-rising crust, frozen pizza in twenty-seven (27) in-store restaurants of Zellers, Inc., a cafeteria at The Bay in Downtown Montreal, one other business-to-business relationship and seven (7) kiosks under the Brand name of Pizza Donini at the Bell Center in Montreal, formerly called the Molson Center.

Pizza Donini Inc. is further developing its B2B (business-to-business) distribution network of fully topped, ready-to-use, self-rising crust, frozen pizza to foodservice customers and is in discussion with a number of potential customers such as department store cafeterias, and contract caterers.

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

For the three months ended August 31, 2002, franchise operations accounted for approximately 44% of the Company's total revenues, while the sale of wholesale food products equaled approximately 55% and the remaining miscellaneous revenues accounted for 1%. This compares to 48%, 50% and 2% respectively for same fiscal 2001 period. The change in sales mix resulted primarily from increased management focus on the wholesale food products markets and other business-to-business opportunities.

During the first quarter of fiscal 2003 Company revenues were $391,437 as compared to $504,074 for the same period in 2002, a decrease of $112,637 or 22.3%. Cost of goods sold for the three months ended August 31, 2002 was $143,254 or 67% as compared to $170,655 or 67.3% for the same period in fiscal 2002. The decrease in sales is primarily a result of the closure of three (3) franchise outlets and seven in-store restaurants of Zellers in Winnipeg and a general decline of 15% in the restaurant business in the Greater Montreal area.

Net income increased $505,728 from $(396,120) during the first three months of fiscal 2002 to $109,608 for the same period in 2003. The increase in net income is primarily due to the cancellation of a non-compensation expense of $169,950 for services not performed and compensation expenses rendered of $323,611 in 2002 recorded in general and administrative expense. General and administrative expenses also decreased by approximately $51,000 due to a decrease in travel cost and costs related to expansion of the business-to-business operations of approximately $19,000 and $33,000 respectively, undertaken in fiscal 2002.

Working capital deficit during this period decreased from $1,234,186 at May 31, 2002 to $1,124,864 at August 31, 2002. Total assets decreased from $1,010,290 as of May 31, 2002 to $976,051 as of August 31, 2002.

Management believes that the results reflected above are due to increase management focus on the wholesale food products markets. In addition, management believes that its investment into its centralized call center and other marketing efforts of Pizza Donini.Com Inc. and its development of a high quality product line will result in future expansion and increased profitability.

The Company maintains that its liquidity will improve marginally with improved earnings, but will not be sufficient to allow it to expand its operations to any significant degree. The Company has adopted a plan to raise additional capital through an offering of debentures and shares of the Company's common stock. The Company has maintained its liquidity through the first quarter of fiscal 2003 by reducing expenditures.

PART II  OTHER INFORMATION

Item 1 - Legal Proceedings

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

Item 2 - Changes in Securities and Use of Proceeds

The total number of shares of Common Stock issued and outstanding as of August 31, 2002 was 6,650,936.

Item 3 - Defaults Upon Senior Securities

Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

Not applicable

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DONINI, INC.


Date: February 20, 2003                By: /s/ PETER DEROS
                                           -------------------------------------
                                           Peter Deros, President