Form 10QSB
period 2002-11-30
DONINI INC
filed 2003-02-21
CIK 1129900

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 30, 2002

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

The number of shares outstanding of each of the issuer's classes of common equity, as of November 30, 2002: 6,920,688 shares of common stock

Transitional Small Business Disclosure Format (check one):
Yes [ ]   No [X]

                                  Donini, Inc.
                          (A Development Stage Company)


                                TABLE OF CONTENTS

PART I                                                                      Page
                                                                            ----

Item 1 - Financial Information (unaudited)

   Donini, Inc.

   Consolidated Balance Sheet as of
     November 30, 2002 and May 31,2002....................................    3

   Consolidated Statements of Operations
     for the six month periods
     ended November 30, 2002 and 2001 ....................................    4

   Consolidated Statements of Cash Flows
     for the six month period ended
     November 30, 2002 and 2001 ..........................................    5

   Consolidated Statements of Stockholders'
     equity as of June 1, 2000, May 31, 2001
     and 2002, August 31, 2002, and
     November 30, 2002 ...................................................    6

   Notes to Financial Statements (unaudited)..............................  7-9

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations ...................   10

PART II

Item 1 - Legal Proceedings ...............................................   11

Item 2 - Changes in Securities and Use of Proceeds........................   11

Item 3 - Defaults Upon Senior Securities..................................   11

Item 4 - Submission of Matters to a Vote of Security Holders..............   11

Item 6 - Exhibits and Reports on Form 8-K.................................   11

PART I

Item 1- Financial Information (unaudited)

                                  DONINI, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                    November 30,      May 31,
ASSETS                                                                 2002            2002
------                                                             ------------    ------------
                                                                    (Unaudited)     (Audited)
Current Assets:
 Accounts receivable, net                                          $     49,995    $     45,064
 Income and sales tax receivable                                         44,326          34,795
 Current portion of franchise sales receivables                          84,820          79,247
 Due from shareholder                                                    93,889         160,840
 Inventories                                                             22,121          22,061
 Prepaid expenses                                                        16,691          19,980
 Assets held for resale                                                  15,002          35,998
                                                                   ------------    ------------
     Total Current Assets                                               326,844         397,985

Franchise sales receivable                                              218,107         200,528
Fixed assets                                                            369,502         400,023
Trademarks                                                               11,447          11,754
                                                                   ------------    ------------

        Total Assets                                               $    925,900    $  1,010,290
                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
---------------------------------------

Current Liabilities:
 Current portion of long-term debt                                 $    275,059    $    479,081
 Loans payable                                                           40,688          23,038
 Accounts payable and accrued liabilities                               850,252       1,130,052
 Deposits payable                                                        28,755              --
                                                                   ------------    ------------
     Total Current Liabilities                                        1,194,754       1,632,171

Long-Term Liabilities:
Long-Term Debt                                                          205,462         339,571
                                                                   ------------    ------------
        Total Liabilities                                             1,400,216       1,971,742
                                                                   ------------    ------------

Stockholders' Equity (Deficit):
 Common stock ($.001 par value 100,000,000 shares
  authorized, 6,920,688 and 6,607,456 issued and
  outstanding November 30, 2002 and May 31,2002 respectively              6,920           6,607
 Additional paid-in capital                                           4,384,061       3,821,142
 Foreign currency translation adjustment                                103,755          67,166
 Accumulated deficit                                                 (4,969,052)     (4,856,367)
                                                                   ------------    ------------
        Total Stockholders' Equity(Deficit)                            (474,316)       (961,452)
                                                                   ------------    ------------

        Total Liabilities and Stockholders' Equity (Deficit)       $    925,900    $  1,010,290
                                                                   ============    ============

--------------------

See accompanying notes to consolidated financial statements.

                                  DONINI, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                    For the Three Months Ended       For the Six Months Ended
                                                           November 30,                    November 30,
                                                       2002            2001            2002            2001
                                                   ------------    ------------    ------------    ------------
Revenues:
 Sales                                             $    194,070    $    194,924    $    407,871    $    448,420
 Royalties and other related revenues                    98,162         134,043         224,050         311,295
 Order processing fees                                   44,746          55,885          91,815         122,869
 Interest income                                          4,979           4,974           9,658          11,316
                                                   ------------    ------------    ------------    ------------
     Total Revenues                                     341,957         389,826         733,394         893,900
                                                   ------------    ------------    ------------    ------------

Cost of Goods Sold                                      132,479         171,639         275,733         342,294

Cost of Supplies to Franchises                               --             968              --           3,223
                                                   ------------    ------------    ------------    ------------
                                                        132,479         172,607         275,733         345,517
                                                   ------------    ------------    ------------    ------------

                                                        209,478         217,219         457,661         548,383
                                                   ------------    ------------    ------------    ------------

Costs and Expenses:
 Advertising and promotion                               50,836          88,272         112,719         435,021
 General and administrative expenses                    168,815         216,554         362,047         552,277
 Depreciation                                            15,882          14,483          31,674          29,851
 Interest expense                                        20,857          37,350          43,457          66,794
 Product development                                      5,431              --          20,449              --
                                                   ------------    ------------    ------------    ------------
     Total Costs and Expenses                           261,821         356,659         570,346       1,083,943
                                                   ------------    ------------    ------------    ------------

Net Income (Loss) before income tax provision           (52,343)       (139,440)       (112,685)       (535,560)

Provision for income tax                                     --              --              --              --
                                                   ------------    ------------    ------------    ------------
Net (Loss)                                         $    (52,343)   $   (139,440)   $   (112,685)   $   (535,560)
                                                   ============    ============    ============    ============

Earnings (Loss) per share
 Basic and diluted per share                       $      (0.02)   $      (0.01)   $      (0.02)   $      (0.03)
                                                   ============    ============    ============    ============

Basic and diluted weighed average
 common shares outstanding                            6,830,771       5,581,312       6,976,107       5,321,476
                                                   ============    ============    ============    ============

--------------------

See accompanying notes to consolidated financial statements.

                                  DONINI, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       For the Six Months Ended
                                                                             November 30,
                                                                         2002            2001
                                                                     ------------    ------------
Cash Flows from Operating Activities:
 Net (loss)                                                          $   (112,685)   $   (535,560)
 Adjustments for:
  Depreciation                                                             31,674          29,851
  Compensation expense                                                         --         323,611
  Foreign exchange                                                         36,589           4,509
  Net increase (decrease) in allowance
   for doubtful accounts                                                       --            (711)
 Net change in operating working capital items:
  Accounts receivable                                                      (4,931)        (28,841)
  Income and sales taxes receivable                                        (9,531)        (11,990)
  Inventories                                                                 (60)            341
  Prepaid expenses                                                          3,289           1,032
  Accounts payable and accrued liabilities                                 13,432         206,372
                                                                     ------------    ------------
    Net cash (used in) provided by
     operating acivities                                                  (42,223)        (11,386)
                                                                     ------------    ------------
Cash Flows from Financing Activities:
 Due from shareholder                                                      66,951        (126,565)
 Proceeds from employee loan                                                   --          (1,242)
 Proceeds from loan payable                                                34,497         117,366
 Repayment of loans payable                                               (16,847)        (27,204)
 Proceeds from long-term debt                                              38,980          43,170
 Repayment of long-term debt                                             (107,111)        (14,575)
 Proceed from deposit payable                                              28,755              --
 Proceeds from exercise of stock options                                       --             550
                                                                     ------------    ------------
    Net cash (used in) provided by
    investing acivities                                                    45,225          (8,500)
                                                                     ------------    ------------

Cash Flows from Investing Activities:
 Franchise sales receivable                                               (67,573)       (104,940)
 Repayments on francshise sales receivable                                 44,421          91,619
 Capitalized propertey and equipment                                         (846)        (55,201)
 Trademarks                                                                    --             132
 Assets held for resale                                                    20,996          88,276
                                                                     ------------    ------------
    Net cash (used in) provided by
     financing acivities                                                   (3,002)         19,886
                                                                     ------------    ------------

Net Decrease in Cash and Cash Equivalents                                      --              --

Cash and Cash Equivalents, beginning of period                                 --              --
                                                                     ------------    ------------
Cash and Cash Equivalents, end of period                             $         --    $         --
                                                                     ============    ============

Supplemental Disclosure of Cash Flow Information:
 Interest paid during the period                                     $         --    $         --
                                                                     ============    ============
 Income taxes paid during the period                                 $         --    $         --
                                                                     ============    ============

Supplemental Disclosure of Noncash Investing and
 Financing Activities:
 Common stock issued upon conversion of subordinated debentures      $    270,000    $         --
                                                                     ============    ============
 Common stock issued in settlement of accounts payable               $    293,232    $         --
                                                                     ============    ============

--------------------

See accompanying notes to consolidated financial statements.

                                  DONINI, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED MAY 31, 2002 AND 2001(AUDITED)
                        UNAUDITED AS TO NOVEMBER 30, 2002

                                                Common Stock
                                               $0.001 Par Value
                                         ---------------------------                                                   Total
                                                           Common       Additional                    Foreign       Stockholders'
                                             Number        Stock         Paid-In                      Currency         Equity
                                           of Shares       Amount        Capital        Deficit      Translation      (Deficit)
                                         ------------   ------------   ------------   ------------   ------------   ------------
Balances, June 1, 2000                      3,333,333   $      3,333   $    931,880   $ (2,303,641)  $    117,751   $ (1,250,677)

 Issuance of common shares
  for services rendered                       639,269            639        433,936                                      434,575

 Stock issued for debt                        344,759            345        682,655                                      683,000

 Compensation expense                              --             --         35,000                                       35,000

 Conversion of debentures                     735,618            736        499,264                                      500,000

 Foreign currency translation                                                                               2,738          2,738

 Net loss for the year ended
  May 31, 2001                                                                          (1,029,453)                   (1,029,453)

                                         ------------   ------------   ------------   ------------   ------------
Balances,  May 31, 2001                     5,052,979          5,053      2,582,735     (3,333,094)       120,489       (624,817)

 Common stock issued for services             345,000            345        199,186                                      199,531

 Exercise of common stock options             183,333            183        124,447             --             --        124,630

 Common stock issued in connection with
  services rendered                           343,333            343        232,647                                      232,990

 Common stock issued in exchange of debt      682,810            683        682,127                                      682,810

 Foreign currency translation                                                                             (53,323)       (53,323)

 Net loss for the year ended
  May 31, 2002                                     --             --             --     (1,523,273)            --     (1,523,273)
                                         ------------   ------------   ------------   ------------   ------------

Balances May 31, 2002                       6,607,456   $      6,607   $  3,821,142   $ (4,856,367)  $     67,166   $   (961,452)

Unaudited Information for the Six Months
 Ended November 30, 2002:
  Conversion of debentures                    293,480            293        293,187                                      293,480

 Cancelation of common stock issued in
  Exchange of services                       (250,000)          (250)           250                                           --

 Common stock issued in connection
  with services rendered                      269,752            270        269,482                                      269,752

 Foreign currency translation                                                                              36,589         36,589

 Net loss for the six months ended
  August 30, 2002 (Unaudited)                                                             (112,685)                     (112,685)
                                         ------------   ------------   ------------   ------------   ------------

Balances November 30, 2002                  6,920,688          6,920      4,384,061     (4,969,052)       103,755       (474,316)
                                         ============   ============   ============   ============   ============

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                November 30, 2002

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

The statements of operations for the six months ended November 30, 2002 and 2001 are not necessarily indicative of results for the full year

Reverse Stock Splits
--------------------

    On February 6, 2001, the Company amended its Certificate of Incorporation increasing its authorized shares of common stock from 10,000,000 to 100,000,000. On March 5, 2002 the Board of
    Directors approved a reverse stock split of 1 for 3 shares of all issued shares effective March 7, 2002. All share and per-share amounts in the accompanying consolidated financial statements have been restated to give effect to the 1 for 3 reverse stock split. The Company's restated issued and outstanding common stock was 6,920,688 and 6,607,456 as of November 30, 2002 and May 31, 2002,
    respectively.

                              DONINI INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

                           November 30, 2002
                              (Continued)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) per Share
-------------------------

The Company computes earnings or loss per share in accordance with the Financial Accounting Standards Board Statement No. 128 "Earnings Per Share" (SFAS 128) which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of options, warrants and convertible securities and thus is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is similar to the previous fully diluted earnings per share. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding.

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

3.  STOCKHOLDERS' EQUITY

    Capital
    -------

A summary of the common shares outstanding and transactions since June 1, 2002 is detailed as follows:

Balance outstanding June 1, 2002                              6,607,456
Cancellation of common shares for services
 to be rendered                                                (250,000)
Conversion of debentures                                        293,480
Common stock issued for services                                269,752
                                                           ------------

Balance outstanding at November 30, 2002                      6,920,688
                                                           ============

                                   DONINI INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                November 30, 2002
                                   (Continued)

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

In November 2002, the company issued an additional 269,752 of its common stock in exchange of professional services rendered to the company.

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

For the six months ended November 30, 2002, franchise operations accounted for approximately 43% of the Company's total revenues, while the sale of wholesale food products equaled approximately 56% and the remaining miscellaneous revenues accounted for 1%. This compares to 49%, 50% and 1% respectively for same fiscal 2002 period. The change in sales mix resulted primarily from increased management focus on the wholesale food products markets and other business-to-business opportunities.

During the first half of fiscal 2003 Company revenues were $733,394 as compared to $893,900 for the same period in 2002, a decrease of $160,506 or 17.9%. Cost of goods sold for the six months ended November 30, 2002 was $275,733 or 67.6% as compared to $345,517 or 76.3% for the same period in fiscal 2002. The decrease in sales is primarily a result of the closure of three (3) franchise outlets and seven in-store restaurants of Zellers in Winnipeg and a general decline of 15% in the restaurant business in the Greater Montreal area.

Net income increased $422,875 from $(535,560) during the first six months of fiscal 2002 to ($112,685) for the same period in 2003. The increase in net income is primarily due to a decrease in advertising and promotion expense of $ 322,302 and a decrease in general and administration expenses related to compensation expenses rendered in fiscal 2002 of $ 323,611

Working capital deficit during this period decreased from $1,234,186 at May 31, 2002 to $867,910 at November 30, 2002. Total assets decreased from $1,010,290 as of May 31, 2002 to $925,900 as of November 30, 2002.

Management believes that the results reflected above are due to greater operational efficiency. In addition, management believes that its investment into its centralized call center and other marketing efforts of Pizza Donini.Com Inc. and its development of a high quality product line will result in future expansion and increased profitability.

The Company maintains that its liquidity will improve marginally with improved earnings, but will not be sufficient to allow it to expand its operations to any significant degree. The Company has adopted a plan to raise additional capital through an offering of debentures and shares of the Company's common stock. The Company has maintained its liquidity through the first half of fiscal 2003 by reducing expenditures.

PART II - OTHER INFORMATION

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

Item 2 - Changes in Securities and Use of Proceeds

The total number of shares of Common Stock issued and outstanding as of November 30, 2002 was 6,920,688.

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