Form 10QSB
period 2003-02-28
DONINI INC
filed 2003-04-14
CIK 1129900

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 28, 2003

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of common equity, as of February 28, 2003: 6,920,688 shares of common stock

Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [X]

                                  Donini, Inc.
                          (A Development Stage Company)

                                TABLE OF CONTENTS

PART I                                                                      Page
                                                                            ----

Item 1 - Financial Information (unaudited)

   Donini, Inc.

   Consolidated Balance Sheet as of
      February 28, 2003 and May 31,2002....................................   3

   Consolidated Statements of Operations
      for the nine month periods
      ended February 28, 2003 and 2002 ....................................   4

   Consolidated Statements of Cash Flows
      for the nine month period ended February 28, 2003 and 2002...........   5

   Consolidated Statements of Stockholders' equity as of June 1, 2000,
      May 31, 2001 and 2002, August 31, 2002, November 30,2002
      and February 28, 2003 ...............................................   6

   Notes to Financial Statements (unaudited)............................... 7-9

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations ....................  10

PART II

Item 1 - Legal Proceedings ................................................  11

Item 2 - Changes in Securities and Use of Proceeds.........................  11

Item 3 - Defaults Upon Senior Securities...................................  11

Item 4 - Submission of Matters to a Vote of Security Holders...............  11

Item 6 - Exhibits and Reports on Form 8-K..................................  11

PART I

Item 1- Financial Information (unaudited)

                                  DONINI, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                        28-Feb         May 31,
                                                                         2003           2002
                                                                     ------------   ------------
                                                                      (Unaudited)     (Audited)
ASSETS
------
Current Assets:
 Accounts receivable, net                                            $     45,485   $     45,064
 Income and sales tax receivable                                           24,089         34,795
 Current portion of franchise sales receivables                            67,331         79,247
 Due from shareholder                                                     173,816        160,840
 Inventories                                                               17,858         22,061
 Prepaid expenses                                                          18,506         19,980
 Assets held for resale                                                    65,985         35,998
                                                                     ------------   ------------
     Total Current Assets                                                 413,070        397,985

Franchise sales receivable                                                195,265        200,528
Fixed assets                                                              479,448        400,023
Trademarks                                                                 11,369         11,754
                                                                     ------------   ------------

         Total Assets                                                $  1,099,152   $  1,010,290
                                                                     ============   ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
---------------------------------------

Current Liabilities:
 Current portion of long-term debt                                   $    408,380   $    479,081
 Loans payable                                                             81,569         23,038
 Accounts payable and accrued liabilities                                 806,469      1,130,052
 Deposits payable                                                              --             --
                                                                     ------------   ------------
     Total Current Liabilities                                          1,296,418      1,632,171

Long-Term Liabilities:
Long-Term Debt                                                            397,158        339,571
                                                                     ------------   ------------
         Total Liabilities                                              1,693,576      1,971,742
                                                                     ------------   ------------

Stockholders' Equity(Deficit):
 Common stock ($.001 par value 100,000,000 shares
  authorized, 6,920,688 and 6,607,456  issued and
  outstanding Februrary 28, 2003 and May 31,2002 respectively               6,920          6,607
 Additional paid-in capital                                             4,384,061      3,821,142
 Foreign currency translation adjustment                                   56,460         67,166
 Accumulated deficit                                                   (5,041,865)    (4,856,367)
                                                                     ------------   ------------
         Total Stockholders' Equity(Deficit)                             (594,424)      (961,452)
                                                                     ------------   ------------

         Total Liabilities and Stockholders' Equity(Deficit)         $  1,099,152   $  1,010,290
                                                                     ============   ============

--------------------

See accompanying notes to consolidated financial statements.

                                  DONINI, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                      For the Three Months Ended     For the Nine Months Ended
                                                              February 28,                  February 28,
                                                      ---------------------------   ---------------------------
                                                          2003           2002           2003           2002
                                                      ------------   ------------   ------------   ------------
Revenues:
 Sales                                                $    285,822   $    201,761   $    693,693   $    650,181
 Royalties and other related revenues                      110,991        155,555        335,041        466,850
 Order processing fees                                      48,392         57,326        140,207        180,195
 Interest income                                             4,637          4,448         14,295         15,764
                                                      ------------   ------------   ------------   ------------
     Total Revenues                                        449,842        419,090      1,183,236      1,312,990
                                                      ------------   ------------   ------------   ------------

Cost of Goods Sold                                         234,608        152,536        510,341        494,830

Cost of Supplies to Franchises                                  --            394             --          3,617
                                                      ------------   ------------   ------------   ------------
                                                           234,608        152,930        510,341        498,447
                                                      ------------   ------------   ------------   ------------

                                                           215,234        266,160        672,895        814,543
                                                      ------------   ------------   ------------   ------------
Costs and Expenses:
 Advertising and promotion                                  44,494        123,379        157,213        558,400
 General and administrative expenses                       203,050        443,911        565,097        996,188
 Depreciation                                               16,005         15,241         47,679         45,092
 Interest expense                                           23,127         34,088         66,584        100,882
 Product development                                         1,371             --         21,820             --
                                                      ------------   ------------   ------------   ------------
     Total Costs and Expenses                              288,047        616,619        858,393      1,700,562
                                                      ------------   ------------   ------------   ------------

Net Income (Loss) before income tax provision              (72,813)      (350,459)      (185,498)      (886,019)

Provision for income tax                                        --             --             --             --
                                                      ------------   ------------   ------------   ------------
Net (Loss)                                            $    (72,813)  $   (350,459)  $   (185,498)  $   (886,019)
                                                      ============   ============   ============   ============

Earnings (Loss) per share
 Basic and diluted per share                          $      (0.01)  $      (0.02)  $      (0.03)  $      (0.05)
                                                      ============   ============   ============   ============

 Basic and diluted weighed average
  common shares outstanding                              6,830,771      5,924,646      6,976,107      5,936,159
                                                      ============   ============   ============   ============

--------------------

See accompanying notes to consolidated financial statements.

                                  DONINI, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    For the Nine Months Ended
                                                                           February 28,
                                                                   ---------------------------
                                                                       2003           2002
                                                                   ------------   ------------


Cash Flows from Operating Activities:
 Net (loss)                                                        $   (185,498)  $   (886,019)
 Adjustments for:
  Depreciation                                                           47,679         45,092
  Compensation expense                                                       --        546,546
  Foreign exchange                                                      (10,706)            --
  Net increase (decrease) in allowance
   for doubtful accounts                                                     --             --
 Net change in operating working capital items:
  Accounts receivable                                                      (421)       (44,296)
  Income and sales taxes receivable                                      10,706         16,539
  Inventories                                                             4,203           (222)
  Prepaid expenses                                                        1,474            (52)
  Accounts payable and accrued liabilities                               11,879        226,990
                                                                   ------------   ------------
    Net cash (used in) provided by
    operating acivities                                                (120,684)       (95,422)
                                                                   ------------   ------------

Cash Flows from Financing Activities:
 Bank Indebtedness                                                           --        125,771
 Due from shareholder                                                   (12,976)      (216,830)
 Proceeds from employee loan                                                 --           (638)
 Proceeds from loan payable                                             101,983        186,296
 Repayment of loans payable                                             (43,452)       (59,613)
 Proceeds from long-term debt                                           348,734         43,188
 Repayment of long-term debt                                           (134,077)       (15,711)
 Proceed from deposit payable                                            28,755             --
 Repayment of deposit payable                                           (28,755)
 Proceeds from exercise of stock options                                     --            605
                                                                   ------------   ------------
    Net cash (used in) provided by
     investing acivities                                                260,212         63,068
                                                                   ------------   ------------

Cash Flows from Investing Activities:
 Franchise sales receivable                                             (71,264)      (105,270)
 Repayments on francshise sales receivable                               88,441        101,219
 Capitalized propertey and equipment                                   (126,719)       (48,506)
 Trademarks                                                                  --             --
 Assets held for resale                                                 (29,987)        84,911
                                                                   ------------   ------------
    Net cash (used in) provided by
     financing acivities                                               (139,529)        32,354
                                                                   ------------   ------------

Net Decrease in Cash and Cash Equivalents                                    --             --

Cash and Cash Equivalents, beginning of period                               --             --
                                                                   ------------   ------------

Cash and Cash Equivalents, end of period                           $         --   $         --
                                                                   ============   ============

--------------------

See accompanying notes to consolidated financial statements.

                                   DONINI INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    For the Nine Months Ended
                                                                           February 28,
                                                                   ---------------------------
                                                                       2003           2002
                                                                   ------------   ------------
Supplemental Disclosure of Cash Flow Information:
 Interest paid during the period                                   $         --   $         --
                                                                   ============   ============
 Income taxes paid during the period                               $         --   $         --
                                                                   ============   ============

Supplemental Disclosure of Noncash Investing and
 Financing Activities:
 Common stock issued upon conversion of subordinated debentures    $    270,000   $         --
                                                                   ============   ============

 Common stock issued in settlement of accounts payable             $    293,232   $         --
                                                                   ============   ============

--------------------

See accompanying notes to consolidated financial statements.

                                  DONINI, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED MAY 31, 2002 AND 2001(AUDITED)
                        UNAUDITED AS TO FEBRUARY 28, 2003

                                                    Common Stock
                                                  $0.001 Par Value
                                            --------------------------                                                  Total
                                                             Common       Additional                    Foreign      Stockholders'
                                               Number        Stock          Paid-In                     Currency        Equity
                                             of Shares       Amount         Capital       Deficit      Translation     (Deficit)
                                            -----------    -----------    -----------   -----------    -----------    ----------
Balances, June 1, 2000                        3,333,333    $     3,333    $   931,880   $(2,303,641)   $   117,751   $(1,250,677)

 Issuance of common shares
 for services rendered                          639,269            639        433,936                                    434,575

 Stock issued for debt                          344,759            345        682,655                                    683,000

 compensation expense                                --             --         35,000                                     35,000

 Conversion of debentures                       735,618            736        499,264                                    500,000

 Foreign currency translation                                                                                2,738         2,738

 Net loss for the year ended
  May 31, 2001                                                                           (1,029,453)                  (1,029,453)
                                            -----------    -----------    -----------   -----------    -----------   -----------
Balances,  May 31, 2001                       5,052,979          5,053      2,582,735    (3,333,094)       120,489      (624,817)

 Common stock issued for services               345,000            345        199,186                                    199,531

 Exercise of common stock options               183,333            183        124,447            --             --       124,630

 Common stock issued in connection with
  services rendered                             343,333            343        232,647                                    232,990

 Common stock issued in exchange of debt        682,810            683        682,127                                    682,810

 Foreign currency translation                                                               (53,323)                     (53,323)

 Net loss for the year ended
  May 31, 2002                                       --             --             --    (1,523,273)            --    (1,523,273)
                                            -----------    -----------    -----------   -----------    -----------   -----------

Balances May 31, 2002                         6,607,456    $     6,607    $ 3,821,142   $(4,856,367)   $    67,166   $  (961,452)

Unaudited Information for the Nine Months
 Ended Februrary 28, 2003:
  Conversion of debentures                      293,480            293        293,187                                    293,480

 Cancelation of common stock issued in
  Exchange of services                         (250,000)          (250)           250                                         --

 Common stock issued in connection
  with services rendered                        269,752            270        269,482                                    269,752

 Foreign currency translation                                                                              (10,706)      (10,706)

 Net loss for the nine months ended
  February 28, 2003 (Unaudited)                                                            (185,498)                    (185,498)
                                            -----------    -----------    -----------   -----------    -----------   -----------

Balances February 28, 2003                    6,920,688          6,920      4,384,061    (5,041,865)        56,460      (594,424)
                                            ===========    ===========    ===========   ===========    ===========   ===========

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                February 28, 2003



1.  DESCRIPTION OF BUSINESS

Donini, Inc. (formerly PRS Sub VI, Inc.) (the "Company") is incorporated in the State of New Jersey and through its wholly-owned subsidiary Pizza Donini Inc. (the "Subsidiary") and its subsidiaries, Pizado Foods (2001) Inc., Pizza Donini.Com Inc. and Doninico Inc., is the franchisor, manufacturer and distributor of frozen ready-made pizza, frozen and refrigerated sauces and pizza dough to franchise, retail and wholesale customers, and the operator of a call center for home delivery of pizza and other food products and operate company owned restaurants.

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

The statements of operations for the nine months ended February 28, 2003 and 2002 are not necessarily indicative of results for the full year

Reverse Stock Splits
--------------------

         On February 6, 2001, the Company amended its Certificate of Incorporation increasing its authorized shares of common stock from 10,000,000 to 100,000,000. On March 5, 2002 the Board of
         Directors approved a reverse stock split of 1 for 3 shares of all issued shares effective March 7, 2002. All share and per-share amounts in the accompanying consolidated financial statements have been restated to give effect to the 1 for 3 reverse stock split. The Company's restated issued and outstanding common stock was 6,920,688 and 6,607,456 as of February 28, 2003 and May 31, 2002,
         respectively.

                                   DONINI INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                February 28, 2003
                                   (Continued)

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

3.  STOCKHOLDERS' EQUITY

    Capital
    -------

A summary of the common shares outstanding and transactions since June 1, 2002 is detailed as follows:

Balance outstanding June 1, 2002                         6,607,456
Cancellation of common shares for services
  to be rendered                                          (250,000)
Conversion of debentures                                   293,480
Common stock issued for services                           269,752
                                                      ------------

Balance outstanding at February 28, 2003                 6,920,688
                                                      ============

                                   DONINI INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                February 28, 2003
                                   (Continued)

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Pizza Donini Inc. supports twenty-eight (28) franchised pizza outlets and one
(1) company owned pizza outlet in the Greater Montreal area and is also selling its fully topped ready-to-use self-rising crust, frozen pizza at sales outlets of Mont-Tremblant ski resort through Intrawest Corp.

Pizza Donini Inc. is further developing its B2B (business-to-business) distribution network of fully topped, ready-to-use, self-rising crust, frozen pizza to foodservice customers and is in discussion with a number of potential customers such as department store cafeterias, contract caterers and video stores.

In addition to generating revenues from its franchisees in the form of initial franchise fees and royalties, Pizza Donini Inc.'s revenues have also been generated by three other operating subsidiaries, Pizado Foods (2001) Inc. (Pizado), Pizza Donini.Com Inc., and Doninico Inc. Pizado sells raw food products and other supplies to Donini franchisees and offers selected products to other distributors and manufacturers. Pizado also intends to expand its distribution business. Pizza Donini.Com Inc. manages the call center that executes home delivery orders, from a single telephone number, directing orders to the closest franchisee. Doninico Inc. repurchases existing Donini franchised restaurants and operates them, pending their resale to new franchisees.

For the nine months ended February 28, 2003, franchise and corporate operations accounted for approximately 59% of the Company's total revenues. The sale of wholesale food products equaled approximately 40% and the remaining miscellaneous revenues accounted for 1%. This compares to 49%, 50% and 1% respectively for the same period in fiscal 2002. The change in sales mix resulted primarily from increased management focus on improving the profitability of its franchise and corporate operations.

During the nine months of fiscal 2003 Company revenues were $1,183,236 compared to $1,312,990 for the same period in 2002, a decrease of $129,754 or 9.9%. Cost of goods sold for the nine months ended February 28, 2003 was $510,341 or 73.5% as compared to $498,447 or 76.7% for the same period in fiscal 2002. The decrease in sales is primarily a result of the temporary discontinuance of serving 27 store restaurants of Zellers and the cafeteria of The Bay as well as stopping to serve a major food distributor.

Net income increased $700,521 from $(886,019) during the first nine months of fiscal 2002 to ($185,498) for the same period in 2003. The increase in net income is primarily due to a decrease in advertising and promotion expense of $ 322,302 and a decrease in general and administration expenses related to a decrease in compensation expenses for services rendered during fiscal 2002 of $ 323,611

Working capital deficit during this period decreased from $1,234,186 at May 31, 2002 to $883,348 at February 28, 2003. Total assets increased from $1,010,290 as of May 31, 2002 to $1,099,152 as of February 28, 2003.

Management believes that the results reflected above are due to greater operational efficiency. In addition, management believes that by redirecting its energy and focus on its core business, the profitability of its franchise units will improve.

The Company maintains that its liquidity will improve marginally with improved earnings, but will not be sufficient to allow it to expand its operations to any significant degree. The Company has adopted a plan to raise additional capital through an offering of debentures and shares of the Company's common stock. The Company has maintained its liquidity through the first nine months of fiscal 2003 by reducing expenditures.

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

This action stems from a separate suit filed by the former franchisee against the former subsidiary, in the amount of $416,917, which suit was dismissed by the Superior Court of Quebec on May 19, 1998. The former franchisee has appealed the original judgment of the lower Court and legal counsel for the former subsidiary does not expect a hearing date before October 2003. In the meantime, in the file against Pizza Donini, there is an agreement between the attorneys of the parties to await the outcome of the decision of the Court of Appeal in the original proceedings prior to pursuing this action. Counsel to Pizza Donini and to its former subsidiary is confident that the appeal will be dismissed in the original suit and therefore, the action against Pizza Donini will also be dismissed.

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

Item 2 - Changes in Securities and Use of Proceeds

The total number of shares of Common Stock issued and outstanding as of February 28, 2003 was 6,920,688.

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

                                       DONINI, INC.


Date: April 8, 2003                    By: /s/ PETER DEROS
                                           -------------------------------------
                                           Peter Deros, President