Form 10KSB
period 2003-05-31
DONINI INC
filed 2003-09-18
CIK 1129900

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

        [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 2003

        [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

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

         Securities registered under Section 12(b) of the Exchange Act:

                                                     Name of Each Exchange
        Title of Each Class                            on Which Registered
        -------------------                           --------------------

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

                                   $1,495,657
               ---------------------------------------------------
               (Issuer's revenues for its most recent fiscal year)

                                   $2,335,711
       ------------------------------------------------------------------
       (Aggregate market value of the voting stock held by non-affiliates of the Issuer)

                         6,920,688 [as of May 31, 2003]
 ------------------------------------------------------------------------------
 (Number of shares outstanding of each of the Issuer's classes of common stock)


Transitional Small Business Disclosure Format (check one)
Yes [ ]  No [X]


                       DOCUMENTS INCORPORATED BY REFERENCE
                                   into Part I

                   Current Reports on Forms 8-K of the Company
   Dated March 26, 2001, April 13, 2001, June 5, 2001 and October 22, 2001 and
             Forms 8K-A dated September 5, 2001 and October 3, 2001
  and Form 10-SB dated December 18, 2000 and Form 10-SBA dated February 8, 2001 and Form 10-KSB dated October 30, 2001 and Form 10-KSBA dated November 1, 2001 and Form 8-K dated October 25, 2002 and Form 8K-A dated February 4, 2003 and Form 10-KSB dated February 21, 2003 and Form 10-QSB dated February 21, 2003 and Form 10-QSB dated April 14, 2003

                                  DONINI, INC.
                                   FORM 10-KSB
                         FOR THE YEAR ENDED MAY 31, 2003


PART I
ITEM 1.        DESCRIPTION OF BUSINESS .....................................  4

ITEM 2.        DESCRIPTION OF PROPERTY .....................................  6

ITEM 3.        LEGAL PROCEEDINGS ...........................................  6

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .........  7

PART II
ITEM 5.        MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS .........................................  7

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS .........................  7

ITEM 7.        FINANCIAL STATEMENTS ........................................  8

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE .........................  8

PART III
ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL
               PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANCE ACT ..  8

ITEM 10.       EXECUTIVE COMPENSATION ...................................... 10

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT .................................................. 11

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .............. 13

ITEM 13.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K .................................................... 13

               SIGNATURES .................................................. 15

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

Description of Business

         Pizza Donini Inc. was organized in 1987 and at present operates a franchise management company in the Greater Montreal area. Pizza Donini Inc. supports twenty-nine (29) pizza outlets. At May 31, 2003 twenty-six (26) were franchised and three (3) locations were held with intention of selling them as Pizza Donini franchises. All outlets are in Greater Montreal. In addition, Pizza Donini Inc. entered into an agreement with Intrawest Corp, a developer and operator of village centered destinations resorts, has signed a three year contract for the supply of pizzas.

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

         In addition to supplying its franchisees with food supplies, Pizza Donini Inc. also provides various forms of marketing and operating support. In addition to traditional radio, print and direct mail advertising, it operates, through another wholly owned subsidiary, Pizza Donini.Com Inc., a call center that executes home delivery through one central telephone number. The call center dispatches telephone orders to the closest franchisee for prompt delivery. The Company has also embarked on an internet-based order taking and processing program. DoniniCo Inc., a wholly owned subsidiary of Pizza Donini Inc., repurchases existing Donini franchised restaurants and operates them, pending their resale to new franchisees.

Employees

         We have a total of approximately 50 employees of whom 5 are executives, 10 are clerical and administrative, 10 are manufacturing and 25 are sales and marketing. No officer of the Company receives a salary in excess of $50,000 per year.

Patent Protection

         We have no patents relating to our products or processes but have U.S. and Canadian trademarks relating to our name, logo and certain products, and rely on our trade secrets, proprietary formulations and confidentiality arrangements with respect to our food products.

Competition

         The food industry is highly competitive and is dominated by several large public multinational food companies including several which dominate the pizza market. In addition there are a great number of independently owned single or small multi location chains, many of which compete with us in our present market area. Although we have a satisfactory penetration in the Province of Quebec, Canada, in entering new markets, which is important to our future growth, we will face very strong competition. Our ability to succeed will depend on our ability to maintain and improve our competitive position.

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

         In addition to generating revenues from our franchisees in the form of initial franchise fees and royalties, Pizza Donini Inc.'s revenues have also been generated by our three operating subsidiaries, Pizado Foods (2001) Inc. ("Pizado"), Pizza Donini.Com Inc. and DoniniCo Inc. Pizado intends to expand its existing distribution business to additional customers.

         We believe that our largest growth area will be the further development of our B2B (business to business) distribution of a fully-topped, ready-to-use self-rising crust, frozen pizza product to its existing and new foodservice customers such as department store cafeterias, other restaurants, hospitality and leisure venues, convenience stores, video stores, gas stations and contract caterers.

Marketing Activities

         Although we had an independent market research firm conduct a market survey, which ascertained that our products compared favorably to our present competitors, there can be no assurance that the public's taste will remain attracted to our products. In order to maintain our favorable consumer acceptance we will have to maintain our high quality of products and competitive prices. In addition, we believe that our investment in our centralized call center and other marketing efforts of Pizza Donini.Com Inc. will result in future expansion and increased profitability.

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

         The Company has redirected its energy and focus on its core business, i.e. to improve the profitability of its franchise units. To do this, the senior management team is analyzing and devoting hands on effort to review the status of all existing franchisee sites. The Company has already re-acquired three franchises and intends to purchase up to five more. It also has suspended its service at the Molson Center, at Bombardier's site (Aramark) and at the Zellers outlets. The Zellers sites will be restarted with a new product (7" pizza) following a short final product review by Zellers after which it will re-introduce this new product into the original twenty-seven Zellers outlets and, if appropriate, into many additional units in the future. This new product was developed after six months of experimentation by the Company including market tests.

         The Company will inaugurate a new sales effort with a test program in six locations of one of Quebec's leading video store chains, Superclub Videotron, marketing a new twelve inch frozen pizza to be sold in an attractive branded chest freezer.


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

         This action stems from a separate suit filed by the former franchisee against the former subsidiary, in the amount of $465,455, which suit was dismissed by the Superior Court of Quebec on May 19, 1998. The former franchisee has appealed the original judgment of the lower Court and legal counsel for the former subsidiary does not expect a hearing date before October 2003. In the meantime, in the file against Pizza Donini, there is an agreement between the attorneys of the parties to await the outcome of the decision of the Court of Appeal in the original proceedings prior to pursuing this action. Counsel to Pizza Donini and to its former subsidiary is confident that the appeal will be dismissed in the original suit and therefore, the action against Pizza Donini will also be dismissed.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of the fiscal year ended May 31, 2003 to a vote of the security holders.

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

Shareholders

         As of May 31, 2003, the number of holders of record of the Company's common stock, $.001 par value, was 560.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Pizza Donini support twenty-six (26) franchised pizza outlets. At May 31, 2003 Pizza Donini also owned three (3) additional locations that are being held with the intention of selling them as Donini franchises. All locations are in the Greater Montreal.

         Pizza Donini is further developing its B2B (business to business) distribution network of fully-topped, ready-to-use self-rising crust frozen pizza to food service customers and is in discussion with a number of potential customers such as department store cafeterias, other restaurants, hospitality and leisure venues, convenience stores, and contract caterers.

         In addition to generating revenues from its franchisees in the form of initial franchise fees and royalties, Pizza Donini Inc. revenues have also been generated by three other operation subsidiaries, Pizado Foods (2001) Inc. (`'Pizado"), Pizza Donini.Com Inc. and DoniniCo Inc. Pizado sells raw food products and other supplies to our franchisees and is offering selected products to other distributors and manufacturers. Pizado also intends to expand its distribution business. Pizza Donini.Com Inc. manages the call center that executes home delivery orders made from a single telephone number to the closest franchisee. DoniniCo Inc. repurchases existing Donini franchised restaurants and operates them, pending their resale to new franchisees.

         In fiscal 2003, franchise operations accounted for approximately 40% of our total revenues, while the sale of wholesale food products equaled approximately 59% and the remaining revenues accounted for 1%. This compares to 41%, 58%, and 1% respectively for fiscal 2002. Even though actual sales of wholesale food products has decreased, the gross profit margin has increased. This was primarily due to the discontinuance of sales to a major client on a low profit margin in 2003. This resulted in lower sales but a higher gross margin.

         During fiscal 2003, our consolidated revenues decreased $76,681 or 0.05% to $1,495,657 from 2002 revenues of $1,572,338. This decrease is primarily a result of discontinuance of sales to a low profit margin client. Cost of goods sold for the year ended May 31, 2003 was $632,563 or 71.2% as compared to $713,896 or 75.6% for fiscal 2002. These fewer sales resulted in a higher gross margin. The working capital deficit during this period decreased from $1,234,186 at May 31, 2002 to $902,105 at May 31, 2003. Total
assets increased from $1,010,290 as at May 31, 2002 to $1,038,246 as at May 31, 2003. net losses decreased $1,160,124 from $1,523,273 during fiscal 2002 to $363,149 at May 31, 2003. The decrease in net losses is primarily due to reductions of $439,738 in advertising and promotion, $591,521 in professional fees and $128,000 in operational expenses.

         During fiscal 2002, our consolidated revenues increased $21,951 or 1.2% to $1,572,338 from 2001 revenues of $1,550,387. This increase was a result of increased revenues to outside distributors. Cost of goods sold for the year ended May 31, 2002 was $713,896 or 75.6% as compared to $515,322 or 62.9% for fiscal 2001. Working capital deficit during this period increased from $1,070,896 at May 31, 2001 to $1,234,186 at May 31, 2002. Total assets increased from $1,001,343 as of May 31, 2001 to $1,010,290 as at May 31, 2002. Net losses increased $473,820 from $1,029,453 during fiscal 2001 to $1,523,273 at May 31,
2002.

         The Company has reduced its historical losses during the past year and anticipates achieving a break even in its next fiscal year. It is on track for this goal with its repurchase and upgrading of under performing franchise outlets and because of a steady improvement in its other franchise units.

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

ITEM 8.  CHANGES IN FINANCIAL DISCLOSURE

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


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors, Executive Officers and Significant Employees

         The following sets forth, as of May 31, 2003, the names and ages of all of our directors and executive officers; the date when each director was appointed; and all positions and offices in the Company held by each. Each director will hold office until the next annual meeting of shareholders and until his or her successor has been elected and qualified:

                                        Offices                      Term of
      Name                Age            Held                        Office
-------------------      -----      -----------------               ----------
Peter Deros               54        President, Chief               February 2001
                                    Executive Officer,
                                    Chairman and Treasurer

                                    President and CEO              May 1987
                                    of Pizza Donini, Inc.

Chet Zalesky              46        Director                       April 2001

Theo Kalaitzis            56        Director                       April 2001

                                    President and COO              January 1994
                                    of Pizado Foods
                                    (2001) Inc.

Catherine Pantoulis       43        Secretary                      February 2001

Sarkis Tsaoussian         31        President and COO              May 1997
                                    of Pizza Donini.Com
                                    Inc.

Jean Vassiliadis          41        Vice-President of              May 2002
                                    Pizza Donini Inc.

                                    President and COO              March 2003
                                    Of DoniniCo Inc.

         In May 2003, Alfred C. D'Alessandro tendered his resignation as a Director, for personal reasons.


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

Jean Vassiliadis - Vice-President of Pizza Donini Inc. & President and COO of DoniniCo Inc. Mr. Vassiliadis started his food service career with Pizza Donini fifteen years ago in 1987, initially working as a cook and pizza deliveryman at Pizza Donini's first outlet. He worked his way through staff and management positions at the store level and later joined Pizza Donini Head Office as Manager of Operations. Mr. Vassiliadis also owned several Pizza Donini franchises until June of 2001, when he joined the Pizza Donini management team as Director of its Food Service Division. Mr. Vassiliadis holds a college degree in Commerce specializing in Marketing, and is pursuing part-time studies for a BA at the Universite du Quebec a Montreal. He also has 10 years of military experience with the Canadian Forces Army Reserve. On May 1st 2002, he was appointed Vice-President of Business Development of the Company's food service and grocery retail industry sectors and in March 2003, he also became the President and COO of DoniniCo Inc. a wholly-owned subsidiary of Pizza Donini Inc. that repurchases existing Donini franchised restaurants and operates them, pending their resale to new franchisees.

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

         No officer of the Company received a salary during fiscal years May 31, 2001, May 31, 2002 and May 31, 2003 in excess of $50,000.

         The following table sets forth information concerning the annual compensation received or accrued for services provided in all capacities for the fiscal years ended May 31, 2001, 2002 and 2003 by our chief executive and all our executive officers and directors serving as such as at May 31, 2003 or at any time during the year ended May 31, 2003. Common stock issued in lieu of cash salary payments was valued at $0.06798 per share. We believe that, as of the dates when such shares were issued, the actual market value of such shares was, and as of the date hereof remains, highly contingent upon, and subject to, extremely high risks.

SUMMARY COMPENSATION TABLE:

=========================================================================================================

                                                            ANNUAL COMPENSATION
---------------------------------------------------------------------------------------------------------
Name and                                                              Car Allowance
Principal Position                     Year         Salary $          and Expenses $            Other $
=========================================================================================================
Peter Deros,                           2003     $ 49,640           $  9,842               $       0
President and CEO                   ---------------------------------------------------------------------
                                       2002     $ 30,460           $  8,487               $ 113,300 (2)
                                    ---------------------------------------------------------------------
                                       2001     $ 24,845           $  7,582               $  17,000 (1)
---------------------------------------------------------------------------------------------------------
Theo Kalaitzis, President              2003     $ 26,032           $ 10,838               $       0
and COO of Pizado Foods (2001)      ---------------------------------------------------------------------
Inc.                                   2002     $ 15,839           $  9,222               $       0
                                    ---------------------------------------------------------------------
                                       2001     $ 15,041           $  8,814               $  17,000 (1)
---------------------------------------------------------------------------------------------------------
Sarkis Tsaoussian,                     2003     $ 32,508           $      0               $       0
President and COO of Pizza          ---------------------------------------------------------------------
Donini.Com Inc.                        2002     $ 27,579           $      0               $       0
                                    ---------------------------------------------------------------------
                                       2001     $ 26,373           $      0               $       0
---------------------------------------------------------------------------------------------------------
Jean Vassiliadis, President and        2003     $ 29,230           $  9,490               $       0
COO of DoniniCo Inc. & Vice-        ---------------------------------------------------------------------
President of Pizza Donini Inc.         2002     $ 0                $      0               $       0
                                    ---------------------------------------------------------------------
                                       2001     $ 0                $      0               $       0
---------------------------------------------------------------------------------------------------------
Chet Zalesky,                          2003     $ 0                $      0               $       0
Director                            ---------------------------------------------------------------------
                                       2002     $ 0                $      0               $       0
                                    ---------------------------------------------------------------------
                                       2001     $ 0                $      0               $  17,000 (1)
=========================================================================================================

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

         Pizza Donini.Com Inc. has in place an addendum to employment agreement with Sarkis Tsaoussian its President and Chief Operating Officer granting him 11,667 shares of our common stock and providing for the future issuances of options to purchase common stock of the Company provided Mr. Tsaoussian remains in the employ of Pizza Donini.Com Inc.

         Mr. Peter Deros does not currently have an employment agreement, however Mr. Deros was granted a three-year option to purchase 750,000 shares of our common stock at prices ranging from $2.25 to $6.00.

Stock Plan

         We have not adopted an employee stock plan, but intend to do so in the near future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of May 31, 2003, with respect to security ownership of Management and persons known to the Company to be the beneficial owners of more than 5% of the common stock, $.001 par value of the Company. Except as noted, each person has sole voting power with respect to the shares shown.

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

         On May 30, 2001 we granted a three-year option to purchase an aggregate of 750,000 shares of our Common Stock at prices ranging from $2.25 to $6.00 per share to Peter Deros, the Company's President, Chief Executive Officer, Treasurer and Chairman of our Board of Directors.

         On May 30, 2001 we entered into an agreement with TT Byrne Capital Investments Inc. ("TT Byrne") to assist us with private equity and/or debt financing. The compensation to TT Byrne is in the form of a percentage of money raised. In addition, TT Byrne was granted a three-year option to purchase an aggregate of 500,000 shares of our Common Stock at prices ranging from $2.25 to $6.00 per share. Terence Byrne, a former director of the Company, is the principal of TT Byrne. This agreement was cancelled and no compensation was paid to TT Byrne Capital.

         The company has made loans and advances totalling $111,787 to its President, who is also its Chief Operating Officer and Principal Shareholder. In addition, he has made personal guarantees on certain obligations of the Company and pledged 300 000 of his company stock as collateral for the bank demand note of 217,522 as of May 31, 2003.


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

         (a) Letter of Resignation - Alfred C. D'Alessandro

Financial Statements

         The financial statements filed as a part of this report are as follows:

         Consolidated Balance Sheet - 2003 and 2002

         Consolidated Statements of Operations for the years ended May 31, 2003 and 2002

         Consolidated Statements of Stockholders' Deficit and Comprehensive Income at May 31, 2003 and 2002

         Consolidated Statements of Cash Flows for the years ended May 31, 2003 and 2002


Reports on 8-K

         No reports on forms 8-K were filed in the last quarter of fiscal 2003.

                                   SIGNATURES

         In accordance with Section 15(d) of the Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DONINI, INC.



                                       By /s/ PETER DEROS
                                          --------------------------------------
Date: September 18, 2003                  Peter Deros, Director, Chairman,
                                          President, Chief Executive Officer and
                                          Treasurer


         In accordance with Section 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.


        SIGNATURES                        TITLE                     Date


Principal Executive Officer:



/s/ PETER DEROS                   Chief Executive Officer     September 18, 2003
-------------------------
Peter Deros


Principal Financial and
Accounting Officer:



/s/ PETER DEROS                   Treasurer                   September 18, 2003
-------------------------
Peter Deros


A Majority of the Board
of Directors:



/s/ PETER DEROS                   Chairman                    September 18, 2003
-------------------------
Peter Deros


/s/ THEO KALAITZIS                Director                    September 18, 2003
-------------------------
Theo Kalaitzis

                  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
                 REPORTS FILED PURSUANT TO SECTION 15(D) OF THE
                      EXCHANGE ACT BY NON-REPORTING ISSUERS


         No annual report or proxy materials have been sent to security-holders during the fiscal year ended May 31, 2003 or the subsequent interim period. As at the date hereof, the Company plans to furnish proxy materials relating to its annual meeting, which is presently intended to be held during the current fiscal year. All such materials will be furnished to the Commission at the same time as they are sent to securities holders.

                                  DONINI, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                        YEAR ENDED MAY 31, 2003 AND 2002

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Donini, Inc.
4555 Des Grandes Prairies #30
St-Leonard, Quebec, HR 1 A5
Canada


We have audited the accompanying consolidated balance sheets of Donini, Inc. and its Subsidiaries as of May 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Donini, Inc. and its Subsidiaries as of May 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant losses from operations during the years ended May 31, 2003 and 2002 and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                         SAMUEL KLEIN AND COMPANY



Newark, New Jersey
September 12, 2003

                                  DONINI, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                        Years ended May 31, 2003 and 2002


Financial Statements

      Consolidated Balance Sheets ........................................  F-1

      Consolidated Statements of Operations ..............................  F-2

      Consolidated Statements of Cash Flows ..............................  F-3

      Consolidated Statements of Stockholders' Equity ....................  F-5

      Notes to Consolidated Financial Statements .........................  F-6

                                  DONINI, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                              May 31,
                                                                    --------------------------
ASSETS                                                                 2003            2002
------                                                              -----------    -----------
Current Assets:
   Accounts receivables, net                                        $    54,593    $    45,064
  Inventories                                                            22,907         22,061
  Taxes receivables                                                       6,681         34,795
  Due from shareholder                                                  111,787        160,840
  Current portion of franchise sales receivables                         47,193         79,247
  Prepaid expenses                                                       18,731         19,980
  Assets held for resale                                                173,343         35,998
                                                                    -----------    -----------
             Total Current Assets                                       435,235        397,985

Property and Equipment (Net)                                            452,551        400,023

Franchise sales receivables                                             139,328        200,528

Trademarks                                                               11,132         11,754
                                                                    -----------    -----------

             Total Assets                                           $ 1,038,246    $ 1,010,290
                                                                    ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
---------------------------------------------

Current Liabilities:
  Current portion of long-term debt                                 $   367,594    $   479,081
  Loans payable                                                         129,183         23,038
  Accounts payables and accrued liabilities                             756,532      1,130,052
  Deposits payable                                                       84,031             --
                                                                    -----------    -----------
             Total Current Liabilities                                1,337,340      1,632,171

Long-Term Liabilities:
  Long - term debt                                                      569,188        339,571
                                                                    -----------    -----------
             Total Liabilities                                        1,906,528      1,971,742
                                                                    -----------    -----------

Stockholders' Equity (Deficit):
  Common stock ($.001 par value 100,000,000 shares
    authorized, 6,920,688 and 6,607,456 issued and
    outstanding May 31, 2003 and 2002 respectively                        6,920          6,607
  Additional paid-in capital                                          4,384,061      3,821,142
  Foreign currency translation adjustment                               (39,747)        67,166
  Accumulated deficit                                                (5,219,516)    (4,856,367)
                                                                    -----------    -----------
             Total Stockholders' Equity (Deficit)                      (868,282)      (961,452)
                                                                    -----------    -----------

             Total Liabilities and Stockholders' Equity (Deficit)   $ 1,038,246    $ 1,010,290
                                                                    ===========    ===========

--------------------

The accompanying notes are an integral part of these financial statements.

                                  DONINI, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       For the Years Ended
                                                             May 31,
                                                   ----------------------------
                                                      2003             2002
                                                   -----------      -----------

Revenues:
  Sales                                            $   887,731      $   944,032
  Royalties and other related revenues                 370,520          375,045
  Order processing fees                                185,735          230,941
  Initial franchise fees                                51,671           22,320
                                                   -----------      -----------
      Total Revenues                                 1,495,657        1,572,338
                                                   -----------      -----------

Cost of Goods Sold                                     632,563          713,896
Cost of supplies to franchises                              --            4,523
                                                   -----------      -----------
                                                       632,563          718,419
                                                   -----------      -----------

Gross Profit                                           863,094          853,919
                                                   -----------      -----------

Costs and expenses :
  General and administrative expenses                  576,098        1,264,154
  Advertising and promotion                            236,071          675,809
  Salaries                                             178,785          151,746
  Interest expense                                     148,784          156,760
  Depreciation and amortization                         77,806           62,911
  Product development                                   29,287           86,936
                                                   -----------      -----------
        Total Costs and Expenses                     1,246,831        2,398,316
                                                   -----------      -----------

Income (Loss) from Operations                         (383,737)      (1,544,397)

Other Income (Expenses)                                 20,588           21,124
                                                   -----------      -----------

Net Income (Loss) before Income Taxes                 (363,149)      (1,523,273)

Provision for Income Taxes                                  --               --
                                                   -----------      -----------

Net (Loss)                                         $  (363,149)     $(1,523,273)
                                                   ===========      ===========

Earnings (Loss) Per Share
   Basic and diluted (loss) per share              $     (0.05)     $     (0.23)
                                                   ===========      ===========

   Basic and diluted weighted average
     common shares outstanding                       6,920,688        6,102,519
                                                   ===========      ===========
--------------------

The accompanying notes are an integral part of these financial statements.

                                  DONINI, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           For the Years Ended
                                                                 May 31,
                                                       --------------------------
                                                          2003            2002
                                                       -----------    -----------
Cash Flows from Operating Activities:
   Net (loss)                                          $  (363,149)   $(1,523,273)
   Adjustments to reconcile net (loss)
     to net cash (used in) operating activities:
        Depreciation and amortization                       77,806         62,911
        Compensation expense                                    --        432,521
        Foreign translation adjustments                   (106,913)       (53,323)
        Change in taxes receivables                         28,114          5,113
   Change in operating assets and liabilities:
      Accounts receivable                                   (9,529)         6,876
      Inventories                                             (846)         2,235
      Prepaid expenses and other current assets              1,249        (11,805)
      Accounts payable and accrued liabilities            (103,769)       365,375
                                                       -----------    -----------
          Net cash (used in) provided by
            operating activities                          (477,037)      (713,371)
                                                       -----------    -----------

Cash Flows from Investing Activities:
    Increase in franchise sales receivables                (77,271)       (98,177)
    Proceeds from franchise sales receivables              170,525        116,369
    Advances to shareholder                                 49,053             --
    Repayments of shareholder's loan                            --       (160,840)
    Decrease (Increase) in assets held for resale         (137,345)       133,067
    Acquisition of property and equipment                 (129,712)       (64,696)
                                                       -----------    -----------
          Net cash used in investing
            activities                                    (124,750)       (74,277)
                                                       -----------    -----------

Cash Flows from Financing Activities:
   Proceeds from employee loan                                  --         19,630
   Proceeds from loans payable                             180,395        102,801
   Principal payments on loans payable                     (74,250)            --
   Proceeds from long term-debt                            590,804        630,348
   Due to shareholder                                           --        (22,445)
   Principal payments on long term-debt                   (179,193)       (67,316)
   Proceeds from deposits                                  116,913             --
   Repayment of deposits                                   (32,882)       124,630
                                                       -----------    -----------
          Net cash provided by financing
            activities                                     601,787        787,648
                                                       -----------    -----------

Net (Decrease) Increase in Cash and Cash Equivalents            --             --

Cash and cash equivalents, beginning of year                    --             --
                                                       -----------    -----------

Cash and cash equivalents, end of year                 $        --    $        --
                                                       ===========    ===========

                                  DONINI, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)



                                                          For the Years Ended
                                                                May 31,
                                                      --------------------------
                                                         2003            2002
                                                      -----------    -----------

Supplemental Disclosure of Cash Flow Information:
   Interest paid during the year                      $        --    $        --
                                                      ===========    ===========
   Income taxes paid during the year                  $        --    $        --
                                                      ===========    ===========

Supplemental Disclosure of Noncash Investing and
  Financing Activities:
    Common stock issued in settlement of debt         $   293,480    $   682,810
                                                      ===========    ===========
    Common stock issued for services rendered         $   269,752    $   432,521
                                                      ===========    ===========


--------------------

The accompanying notes are an integral part of these consolidated financial statements.

                                  DONINI, INC.


            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY(DEFICIT)
                    FOR THE YEARS ENDED MAY 31, 2003 AND 2002

                                     Common Stock
                                   $0.001 Par Value
                               --------------------------                                                  Total
                                                Common        Additional                   Foreign      Stockholders'
                                 Number         Stock          Paid-In                     Currency        Equity
                                of Shares       Amount         Capital       Deficit      Translation     (Deficit)
                               -----------    -----------    -----------   -----------    -----------    -----------
Balances, June 1, 2001           5,052,979    $     5,053    $ 2,582,735   $(3,333,094)   $   120,489    $  (624,817)

   Common stock issued
     for services                  345,000            345        199,186                                     199,531

   Exercise of common
     stock options                 183,333            183        124,447            --             --        124,630

   Common stock issued in
     connection with
     services rendered             343,333            343        232,647                                     232,990

   Common stock issued in
     exchange of debt              682,810            683        682,127                                     682,810

   Foreign currency
     translation                                                                              (53,323)       (53,323)

    Net loss for the year
      ended May 31, 2002                --             --             --    (1,523,273)            --     (1,523,273)
                               -----------    -----------    -----------   -----------    -----------    -----------

Balances May 31, 2002            6,607,456          6,607      3,821,142    (4,856,367)        67,166       (961,452)

   Common stock issued in
     exchange for debt             293,480            293        293,187                                     293,480

   Cancellation of commn
     stock issued upon
     termination of services
     agreement                    (250,000)          (250)           250                                          --

   Common stock issued in
     connection with
     services rendered             269,752            270        269,482                                     269,752

   Foreign currency
     translation                                                                             (106,913)      (106,913)

    Net loss for the year
      ended May 31, 2003                                                      (363,149)                     (363,149)
                               -----------    -----------    -----------   -----------    -----------    -----------

Balances May 31, 2003            6,920,688    $     6,920    $ 4,384,061   $(5,219,516)   $   (39,747)   $  (868,282)
                               ===========    ===========    ===========   ===========    ===========    ===========

--------------------

The accompanying notes are an integral part of these financial statements.

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2003 AND 2002



1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company
-----------

Donini, Inc. (formerly PRS Sub VI, Inc.) (the "Company") is incorporated in the State of New Jersey and through its wholly-owned subsidiary Pizza Donini Inc. (the "Subsidiary") and its subsidiaries, Pizado Foods (2001) Inc., Pizza Donini.Com Inc. and DoniniCo Inc., is the franchisor, manufacturer and distributor of frozen ready-made pizza, frozen and refrigerated sauces and pizza dough to franchise, retail and wholesale customers, the operator of a call center for home delivery of pizza and other food products and operating restaurants.

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

The Company assumed the long-term debt and obligations under a convertible subordinated debenture in exchange for debentures of the Company that are convertible at the option of the holders, into common stock of the Company. On March 30, 2001, the $500,000 debenture was converted into 735,618 common shares of the Company. On April 2, 2001, the debentures of $683,000 were converted into 344,759 common shares of the Company.

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

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2003 AND 2002
                                   (CONTINUED)



1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity
---------

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern and that assets and liabilities have been recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business. However, the accompanying financial statements report that the Company has incurred significant operating losses during the years ended May 31, 2003 and 2002 and has a deficit in shareholders' equity and a working capital deficit at May 31, 2003. In addition, the Company will require additional financing to meet its future obligations.

These matters raise substantial doubt as to the Company's ability to continue as a going concern. The Company's ability to continue as a going concern will depend on its attaining profitable operations and the ability to obtain additional financing. Should the going concern assumption not be appropriate, significant adjustments may be necessary to the recorded amounts of assets and liabilities.

In order to meet these goals to secure additional capital funding, the Company has engaged the services of an investment banker in an effort to raise an additional $2,000,000 of equity and/or debt financing through the issuance of common stock, convertible debentures or a combination thereof. In addition, the Company has secured further commitments from its existing and new customers for additional installations at their food services facilities to provide ready made frozen pizza and is seeking to finance this future growth through equipment leasing arrangements and other means. Finally, the Company has adopted various streamlining and cost control measures to ensure that optimal profit margins are realized and that existing resources are maximized.

It is also the Company's intention to continue to convert additional trade payables into capital stock during the next fiscal year.

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

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2003 AND 2002
                                   (Continued)



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

       Refranchising gains include gains on sales of company-operated restaurants to new and existing franchisees and the related initial franchise fees, if any. Gains on subsequent restaurant franchising are recognized when the sale transaction closes, the franchisee has a minimum amount of the purchase price in at-risk equity and the Company is satisfied that the franchisee can meet its financial obligations. Otherwise, refranchising gains are deferred until those criteria have been met.

       Revenue from sales of frozen pizza, dough and sauces are recorded upon shipment.

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2003 AND 2002
                                   (Continued)



1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Policies (Continued)
------------------------------------------

Foreign Currency Translation
----------------------------

       Pizza Donini Inc., Pizza Donini.Com Inc., Pizado Foods (2001) Inc. and DoniniCo, Inc. the Company's wholly-owned Canadian subsidiaries, use the Canadian dollar as their functional currency and translate their assets and liabilities into U.S. dollars at the exchange rates prevailing at the balance sheet date and revenues, expenses and cash flows translated at the average rate for the year. The resulting currency translation adjustments are accumulated and reported in other comprehensive income.

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

Assets Held for Resale
----------------------

       Assets held for resale consist of franchise equipment reacquired by the Company and are recorded at the lower of cost and net realizable value.

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

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2003 AND 2002
                                   (Continued)



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

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2003 AND 2002
                                   (Continued)



1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Policies (Continued)
------------------------------------------

Reverse Stock Splits
--------------------

       On February 6, 2001, the Company amended its Certificate of Incorporation increasing its authorized shares of common stock from 10,000,000 to 100,000,000. On March 5, 2002 the Board of Directors approved a reverse stock split of 1 for 3 shares of all issued shares effective March 7, 2002. All share and per-share amounts in the accompanying consolidated financial statements have been restated to give effect to the 1 for 3 reverse stock split. The Company's restated issued and outstanding common stock was 6,607,456 as of May 31, 2002.

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

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2003 AND 2002
                                   (Continued)



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

       In December 2002, the FASB issued Statement of Financial Accounting Standards (SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for the Company as of January 1, 2003. The Company has not elected a voluntary change in accounting to the fair value based method, and, accordingly, the adoption of SFAS No. 148 did not have a significant impact on the Company's results of operations or financial position.

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2003 AND 2002
                                   (Continued)



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


2. ACCOUNTS RECEIVABLE

Accounts receivable are reflected on the balance sheet net of allowance for doubtful accounts. A summary of activity in the allowance for doubtful accounts is summarized as follows:


        Balance June 1, 2001                            $  33,330

        Bad debt expense                                   13,487
        Amounts written off                               (46,817)
                                                        ---------

        Balance May 31, 2002                                   --

        Bad debts expense                                   1,702
        Amounts written off                                (1,702)
                                                        ---------

        Balance May 31, 2003                            $      --
                                                        =========


3. ASSETS HELD FOR RESALE

Assets held for resale represents equipments and other assets reacquired from franchise purchasers. During the year ended May 31, 2003 the Company resold the assets that were held at May 31, 2002 and repossessed equipments from additional restaurants and are in the process of reselling them.

                                  DONNINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2003 AND 2002
                                   (Continued)



4. FRANCHISE SALES RECEIVABLES

Franchise sales receivables represent amounts owing from franchise purchasers resulting from the sales of franchises including the related equipment included in each restaurant. Terms generally range up to eight years with interest rates from 5% to 10%.

                                                                       May 31,
                                                                 -------------------
                                                                   2003       2002
                                                                 --------   --------
Balance of sales at 8%, receivable in monthly installments of
$412 including interest, commencing June 1998, due May
2001 and secured by the tangible and intangible property sold,
except real estate                                               $     --   $  1,093

Balance of sales at 9%, receivable in weekly installments of
$384 including interest, commencing September 1998, due
August 2003 and secured by the tangible and intangible
property sold, except real estate                                   4,557     21,750

Balance of sales at 9%, receivable in weekly installments of
$418 including interest, commencing June 2000, originally due
May, 2004 and secured by the tangible and intangible property
sold, except real estate                                               --     35,033

Balance of sales at 9%, receivable in weekly installments of
$335 including interest, commencing August 2000, due July
2004 and secured by the tangible and intangible property
sold, except real estate                                           19,972     31,256

Balance of sales at 8%, receivable in weekly installments of
$153 including interest, commencing November 1999, originally due October 2004 and secured by the tangible and intangible
property sold, except real estate                                      --     15,741
                                                                 --------   --------

Balance (Carried Forward)                                          24,529    104,873

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2003 AND 2002
                                   (Continued)



4. FRANCHISE SALES RECEIVABLES (Continued)

                                                                       May 31,
                                                                 -------------------
                                                                   2003       2002
                                                                 --------   --------
Balance (Brought Forward)                                        $ 24,529   $104,873

Balance of sale at 10%, receivable in monthly installments of
$357 including interest commencing February 2001, due
February 2006 and secured by the tangible and intangible
property sold, except real estate                                      --     51,794

Balance of sale at 5%, receivable in weekly installments of
$139 including interest, commencing March 2002, due February
2010 and secured by the tangible and intangible property sold,
except real estate                                                 41,168     41,370

Balance of sale at 6%, receivable in weekly installments of
$84 including interest, commencing May 1, 2002 to April 2003, increasing to $146 from April 2004 to April 2005, increasing to $183 from April 2005 to April 2006, increasing to $211
from April 2006 to April 2010, and secured by the tangible and
intangible property sold, except real estate                       53,633     49,013

Balance of sale at 6%, receivable in weekly installments of
$183 including interest, commencing September 2002, due August
2006 and secured by the tangible and intangible property sold,
except real estate                                                 30,821     32,725

Balance of salt at 7%, receivable in weekly installments of
$183, including interest commencing November 2002, due October
2007 and secured by the tangible and intangible property sold,
except real estate                                                 36,370         --
                                                                 --------   --------

                                                                  186,521    279,775

Less:  Current portion                                             47,193     79,247
                                                                 --------   --------

                                                                 $139,328   $200,528
                                                                 ========   ========

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2003 AND 2002
                                   (Continued)



5. PROPERTY AND EQUIPMENT

Property and equipment, at cost, and their respective useful lives consist of the following at May 31:

                                                                      Estimated
                                                                       Useful
                                              2003          2002       Lives
                                            --------      --------    --------

Furniture and equipment                     $590,915      $505,064       5-7
Digital telephone system                      45,502        45,502        5
Computer equipment                            99,617        95,995        3
Computer software                             36,827        36,827        3
Leasehold improvements                        45,144         5,771       3-5
Website                                       10,356         9,490        3
                                            --------      --------
                                             828,361       698,649
Less: Accumulated depreciation               375,810       298,626
                                            --------      --------

Net Book Value                              $452,551      $400,023
                                            ========      ========


6. LOANS PAYABLE

The loans payable are noninterest bearing and have no specific terms of repayment.


7. BANK INDEBTEDNESS

A subsidiary of the Company has a line of credit of which $22,005 and $21,689 were utilized at May 31, 2003 and 2002, respectively. Borrowings under the facility are at Canadian bank prime rate plus 3% and are secured by accounts receivable and inventory of the subsidiary, amounting to $38,951 and $48,042 at May 31, 2003 and 2002, respectively. The credit facility is subject to restrictions on the payment of dividends by the subsidiary and has an annual fee of $549.

The effective interest rate on borrowings under the facility was 9.09% and 11.49% for the years ended May 31, 2003 and 2002, respectively.

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2003 AND 2002
                                   (Continued)



8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities were as follows at May 31:

                                                                May 31,
                                                      --------------------------
                                                         2003            2002
                                                      ----------      ----------

Cash Overdraft                                        $   48,159      $   45,244
Accounts payable - trade                                 366,771         754,440
Accrued liabilities                                       13,079          75,262
Accrued payroll and related deductions                   216,586         172,348
Other trade payable                                       38,893          32,823
Sales tax payable                                         73,044          49,935
                                                      ----------      ----------

                                                      $  756,532      $1,130,052
                                                      ==========      ==========



9. LONG-TERM DEBT

                                                                May 31,
                                                      --------------------------
                                                         2003            2002
                                                      ----------      ----------
Small business bank loan at prime plus 3%,
repayable in monthly principal installments of
$1,363 due July 2005 and secured by equipment         $   39,580      $   51,814

Bank loan unsecured, bearing interest at a bank's
prime rate plus 2%, repayable in monthly principal
installments installments of $818 originally due
March 2003                                                74,470          66,704
                                                      ----------      ----------

Balance (Carried Forward)                             $  114,050      $  118,518
                                                      ----------      ----------

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2003 AND 2002
                                   (Continued)



9. LONG-TERM DEBT (Continued)

                                                                   May 31,
                                                            --------------------
                                                              2003        2002
                                                            --------    --------

Balance (Brought Forward)                                   $114,050    $118,518

Convertible subordinated debentures, bearing
interest at 11% payable at maturity, payable
during 2004. The convertible subordinated
debentures were all converted to common stock
on July 15, 2002
                                                                  --     270,000

Loan payable unsecured, bearing interest at 12%,
repayable in monthly installments of $689 including
interest, originally due July 2001                            10,008      10,147

Bank demand note bearing interest at the bank's
prime rate 2%, repayable in monthly principal
installments of $7,854, due March 2005, secured by
securities of the Company's president and his
limited personal guarantee                                   217,731     268,345

Loan payable, unsecured, bearing interest at 7%
repayable in monthly installments of $1,668
including interest, due April 2004                            20,490      38,375

Loan payable, secured by moveable property and
personal guarantee of a director, bearing interest
at 18% originally repayable in weekly installments
of $3,333 including interest, due January 2003                57,749     113,267

Loan payable, unsecured, non interest bearing with
no specified terms of repayment                               51,880          --

Loan payable, unsecured, non interest bearing
repayable in bi-monthly installments of $401, due
September. 2005                                               12,860          --

                                                            --------    --------
Balance (Carried Forward)                                   $484,768    $818,652
                                                            --------    --------

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2003 AND 2002
                                   (Continued)



9. LONG-TERM DEBT (Continued)

                                                                   May 31,
                                                             -------------------
                                                               2003       2002
                                                             --------   --------

Balance (Brought Forward)                                    $484,768   $818,652

Loan payable, unsecured, non interest bearing
repayable in bi-monthly installments of $622,
due December 2005                                              23,643         --

Loan payable, unsecured, non interest bearing,
repayable in weekly installments of $164, due
November 2004                                                   3,930         --

Loan payable, unsecured, non interest bearing,
repayable in monthly installements of $730, due
October 2005                                                   11,945         --

Loan payable unsecured, non interest bearing,
repayable in monthly installments of $1,538, due
May 2005                                                       36,908         --

Loan payable, unsecured, bearing interest of 7.25%
per annum, repayable in weekly installments of $219
from July 2003 till December 2003 increasing to $365
from January 2004 to June 2004 increasing to $585 from
July 2004 to December 2004, increasing to $731 from
January 2005 to June 2005 increasing to $877 from
July 2005 to October 2006                                      94,641         --
                                                             --------   --------

Balance (Carried Forward)                                    $655,835   $818,652
                                                             --------   --------

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2003 AND 2002
                                   (Continued)



9. LONG-TERM DEBT (Continued)

                                                                   May 31,
                                                             -------------------
                                                               2003       2002
                                                             --------   --------

Balance (Brought Forward)                                    $655,835   $818,652

Loan payable, unsecured, bearing interest of 7.25%
per annum, repayable in weekly installments of $146
from October 2003 till March 2004 increasing to $292
from April 2004 to September 2004 increasing to $438
from October 2004 to March2005, increasing to $585
from April 2005 to September 2005 decreasing to $365
from October 2005 to November 2005                             36,645         --

Loan payable, secured by a guarantee by a director,
bearing interest of 4% per annum, repayable in weekly
installments of $723, due February 2007                       133,893         --

Loan payable, secured by a guarantee by a director
bearing interest of 4% per annum, repayable in weekly
installments of $738, due April 2006                          110,409         --
                                                             --------   --------
                                                              936,782    818,652

Less:  Current portion                                        367,594    479,081
                                                             --------   --------

                                                             $569,188   $339,571
                                                             ========   ========


Principal repayments of long-term debt due in the next five years as at May 31, 2003 are as follows:


                2004                      $  367,594
                2005                         213,864
                2006                         173,967
                2007                          87,114
                2008                          94,243
                                          ----------

                                          $  936,782
                                          ==========

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2003 AND 2002
                                   (Continued)



10. INCOME TAXES

As at May 31, 2003, the Company and its subsidiaries had $1,745,245 of losses for Canadian federal income tax purposes and $1,527,245 for Quebec taxes available for carry forward to reduce future years taxable income expiring as follows:


                             Canadian
  Expiring                   Federal                Quebec
  --------                 ------------          ------------

    2004                   $     28,000          $
    2005                        132,000
    2006                        228,000               196,000
    2007                        113,000                72,000
    2008                        291,000               303,000
    2009                        593,000               594,000
    2010                        360,245               362,245
                           ------------          ------------
                           $  1,745,245          $  1,527,245
                           ============          ============



Details of deferred income tax (assets) and liabilities are as follows:


                                                       2003             2002
                                                    -----------     -----------

Net operating losses                                $  (655,000)    $  (519,664)
Capital assets - differences between net
  book value and undepreciated capital
  cost                                                   26,285          21,398
                                                    -----------     -----------

Net deferred tax asset                                 (628,715)       (498,266)

Less valuation allowance                                628,715         498,266
                                                    -----------     -----------

                                                    $        --     $        --
                                                    ===========     ===========


The valuation allowance increased by approximately $130,449 in 2003 ($139,726 in 2002) due mainly to the current year's operating loss.

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2003 AND 2002
                                   (Continued)



11. RELATED PARTY TRANSACTIONS

The Company has made loans and advances to its President, who is also its chief operating officer and a principal shareholder. At May 31, 2003 there was an outstanding balance of $111,787, net of repayments made during the year. In addition, he has made personal guarantees on certain obligations of the Company and pledged 300,000 shares of his Company stock as collateral for the bank demand note of $217,731 as of May 31, 2003.


12. COMMITMENTS AND CONTINGENCIES

The Company's subsidiaries have entered into operating leases for their premises and equipment with minimum annual rental payments for the years following May 31, 2003 as follows:

                 2004                      $ 96,558
                 2005                      $ 88,758


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

       This action stems from a separate suit filed by the former franchisee against the former subsidiary, in the amount of $416,917 which suit was dismissed by the Superior Court of Quebec on May 19, 1998. The former franchisee has appealed the original judgment of the lower court and legal counsel for the former subsidiary does not expect a hearing date before July 2005. In the meantime, in the suit against Pizza Donini, there is an agreement between the attorneys of the parties to await the outcome of the decision of the Court of Appeal in the original proceedings prior to pursuing this action. Counsel to Pizza Donini and to its former subsidiary is confident that the appeal will be dismissed in the original suit and, therefore, the action against Pizza Donini will also be dismissed.

       Pizza Donini has been sued by a former lender bank for repayment of a loan originally due in March 2003. Pizza Donini is disputing certain fees charged by the bank, has counter sued and has ceased making monthly payments on the loan.

       The amount of the loan, including accrued interest, is $74,740 at May 31, 2003 ($66,704 at May 31, 2002) and is included in long-term debt.

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2003 AND 2002
                                   (Continued)



13. STOCKHOLDERS' EQUITY (DEFICIT)

     Common Stock
     ------------

       On February 6, 2001, the Company amended its Certificate of Incorporation increasing its authorized shares of common stock from 10,000,000 to 100,000,000. On March 5, 2002 the Board of Directors approved a reverse stock split of 1 for 3 shares of all issued and outstanding shares effective March 7, 2002. All share and per-share amounts in the accompanying consolidated financial statements have been restated to give effect to the 1 for 3 reverse stock split. The Company's restated issued and outstanding common stock was 6,920,688 and 6,607,456 as of May 31, 2003 and 2002, respectively.

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

       In August 2002, on of these agreements signed May 2001 between a third party and the Company for services to be rendered by the third party was cancelled by mutual consent of the two parties. Therefore, the 250,000 common shares (after the reverse split) that were issued under this agreement and the options that were granted to purchase an additional 250,00 of common stock under the same agreement were also cancelled by mutual consent.

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

       In July 2002, $270,000 of the convertible subordinated debentures (plus interest of $23,480) were converted into 293,480 shares of the Company's common stock along with 29,348 three year warrants to purchase common stock at $1.66 per share.

       During November 2002 the Company issued 269,752 shares of its common stock in settlement of accounts payables amounting to $269,752.

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2003 AND 2002
                                   (Continued)



13. STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

     Common stock options and warrants
     ---------------------------------

       In May 2001, the Company entered into agreements which included issuing options to purchase common shares to key executives and several third parties which were exercisable at various dates after the Company's common stock began public trading.

       At May 31, 2003 a summary of these outstanding options is as follows:

          Number
        of Options        Exercise Date               Exercise Price
        ----------        -------------               --------------

          133,333         July 5, 2003          75% of average trading price
           88,333         July 5, 2003         110% of average trading price
          193,333         July 5, 2004          75% of average trading price
          125,000         July 5, 2004         110% of average trading price
        ---------

          539,999
        =========


       The average five day trading price immediately following 91 days of trading of stock was $1.33. The effective trading date was April 4, 2002.

       In addition to the options granted above, an additional 2,016,667 options were granted to two employees and certain third parties exercisable at any time during the three-year period from the exercise date. During 2002, 183,333 options were exercised, all the remaining options expired or were cancelled.

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

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2003 AND 2002
                                   (Continued)


13. STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

    Common stock options and warrants (Continued)
    ---------------------------------------------

       A summary of changes to outstanding options is as follows:

                Options outstanding at May 31, 2001              2,556,666
                Options granted                                    325,000
                Options exercised                                 (183,333)
                Options cancelled or expired                    (1,000,000)
                                                             -------------

                Options outstanding May 31, 2002                 1,698,333
                Options granted                                     29,348
                Options exercised                                       --
                Options cancelled or expired                      (833,334)
                                                             -------------

                Options outstanding May 31, 2003                   894,347
                                                             =============


14. FINANCIAL INSTRUMENTS

     Fair value disclosures
     ----------------------

       Fair value estimates are made as of a specific point in time, using available information about the financial instrument. These estimates are subjective in nature and often cannot be determined with precision.

       The Company has determined that the carrying value of its short-term financial assets and liabilities approximates their fair values as at May 31, 2003 and 2002 because of the short-term maturity of those instruments.

       The carrying amounts of franchise sales receivables are reasonable estimates of their fair value.

       The carrying value of the small business bank loan and the unsecured bank loan approximates their fair value at May 31, 2003 and 2002 as the debt bears interest at floating rates. The carrying value of the unsecured loan, although at fixed interest rates, approximates their fair value as the interest rates are comparable to the Company's incremental borrowing rate.

     Credit risk
     -----------

       The Company's revenues are derived from its franchise operations and sales of frozen ready-to-use pizza. The Company regularly monitors its credit risk exposure to these customers and takes steps to mitigate the risk of loss. The Company does not have any concentration of credit risk with any of their customers.

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2003 AND 2002
                                   (Continued)



14. FINANCIAL INSTRUMENTS (Continued)

     Interest rate risk
     ------------------

       The Company's franchise sales receivables are at fixed interest rates for fixed terms, minimizing exposure to interest rate fluctuations.

       Approximately one-half of the Company's long-term debt is at fixed interest rates. The balance is at floating rates which, together with the Company's short-term bank indebtedness, would expose it to interest rate risk through fluctuations in the prime interest rate.

                                   EXHIBIT "A"




Mr. Peter Deros
DONINI, INC.
4555 Boul. Des Grandes Prairies, Suite 30
St-Leonard, Quebec
H1R 1A5



May 28, 2003

Dear Sirs:

For personal reasons, I hereby tender my resignation as a Director of DONINI, INC., effective immediately. Kindly acknowledge that it has been recorded by the Company under separate cover.

Yours truly,



/s/ ALFRED C. D'ALESSANDRO
-------------------------------
Alfred C. D'Alessandro