Form 10QSB
period 2003-08-31
DONINI INC
filed 2003-10-15
CIK 1129900

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

  [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 2003

  [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

                         Commission File Number 0-32133

                                  DONINI, INC.
       -------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


            New Jersey                                          22-3768426
--------------------------------                            -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)


                      4555 Boul. des Grandes Prairies, #30
                  St-Leonard, Montreal, Quebec, Canada H1R 1A5
                    (Address of Principal Executive Offices)

                                 (514) 327-6006
               --------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of common equity, as of August 31, 2003: 6,920,688 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

                                  Donini, Inc.
                          (A Development Stage Company)


                                TABLE OF CONTENTS

PART I                                                                      Page
                                                                            ----

Item 1 - Financial Information (unaudited)

   Donini, Inc.

   Consolidated Balance Sheet as of
     August 31, 2003 and May 31,2003.....................................      3

   Consolidated Statements of Operations
     for the three month periods
     ended August 31, 2003 and 2002 .....................................      4

   Consolidated Statements of Cash Flows
         for the three month period ended
         August 31, 2003 and 2002 .........................................    5

   Consolidated Statements of Stockholders'
         equity as of June 1, 2001, May 31, 2002
         and 2003 and August 31, 2003 .....................................    6

   Notes to Financial Statements (unaudited).............................    7-8

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations ..................      9

PART II

Item 1 - Legal Proceedings ..............................................     10

Item 2 - Changes in Securities and Use of Proceeds.......................     10

Item 3 - Defaults Upon Senior Securities.................................     10

Item 4 - Submission of Matters to a Vote of Security Holders.............     10

Item 6 - Exhibits and Reports on Form 8-K................................     10

PART I

ITEM 1- FINANCIAL INFORMATION (UNAUDITED)

                                  DONINI, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                     August 31,               May 31,
ASSETS                                                                  2003                   2003
------                                                              (Unaudited)              (Audited)
Current Assets:
  Accounts receivable, net                                          $    62,505            $    54,593
  Inventories                                                            23,833                 22,907
  Taxes receivables                                                       2,792                  6,681
  Due from shareholder                                                  104,565                111,787
  Current portion of franchise sales receivables                         36,038                 47,193
  Prepaid expenses                                                       21,207                 18,731
  Assets held for resale                                                183,899                173,343
                                                                    -----------            -----------
        Total Current Assets                                            434,839                435,235

Property and Equipment (Net)                                            431,648                452,551
Franchise sales receivables                                             134,012                139,328
Trademarks                                                               11,046                 11,132
                                                                    -----------            -----------
            Total Assets                                            $ 1,011,545            $ 1,038,246
                                                                    ===========            ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
---------------------------------------
Current Liabilities:
  Current portion of long-term debt                                 $   274,782            $   367,594
  Loans payable                                                         172,179                129,183
  Accounts payable and accrued liabilities                              828,038                756,532
  Deposits payable                                                       82,996                 84,031
                                                                    -----------            -----------
        Total Current Liabilities                                     1,357,995              1,337,340
                                                                    ===========            ===========
Long-Term Liabilities:
Long-Term Debt                                                          590,211                569,188
                                                                    -----------            -----------
            Total Liabilities                                         1,948,206              1,906,528
                                                                    -----------            -----------


Stockholders' Equity (Deficit):
  Common stock ($.001 par value 100,000,000 shares
    authorized, 6,920,688 and 6,607,456  issued and
    outstanding May 31, 2003 and 2002 respectively                        6,920                  6,920
  Additional paid-in capital                                          4,384,061              4,384,061
  Foreign currency translation adjustment                               (24,158)               (39,747)
  Accumulated deficit                                                (5,303,484)            (5,219,516)
                                                                    -----------            -----------
            Total Stockholders' Equity (Deficit)                       (936,661)              (868,282)
                                                                    -----------            -----------
            Total Liabilities and Stockholders' Equity (Deficit)    $ 1,011,545            $ 1,038,246
                                                                    ===========            ===========

------------
See accompanying notes to consolidated financial statements.

                                  DONINI, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                    For the Three Months Ended
                                                             August 31,
                                                       2003              2002
                                                       ----              ----
Revenues:
  Sales                                            $   206,432      $   213,801
  Royalties and other related revenues                  82,769          112,972
  Order processing fees                                 43,403           47,069
  Initial franchise fees                                21,810           12,916
                                                   -----------      -----------
        Total Revenues                                 354,414          386,758
                                                   -----------      -----------

Cost of Goods Sold                                     130,669          143,254
                                                   -----------      -----------

                                                       223,745          243,504
                                                   -----------      -----------

Costs and Expenses:
  General and administrative expenses                  144,606          142,321
  Advertising and promotion                             61,933           61,883
  Salaries                                              54,217           50,911
  Interest expense                                      28,217           22,600
  Depreciation and amortization                         20,989           15,792
  Product development                                     --             15,018
                                                   -----------      -----------
        Total Costs and Expenses                       309,962          308,525
                                                   -----------      -----------

Income (Loss) from operations                          (86,217)         (65,021)
Other income (Expenses)                            $     2,249      $     4,679
                                                   -----------      -----------
Net income (Loss) before income taxes                  (83,968)         (60,342)
                                                   ===========      ===========

Net (Loss)                                             (83,968)         (60,342)
                                                   -----------      -----------

Earnings (Loss) per share
  Basic and diluted per share                      $    (0.012)     $     (0.02)
                                                   ===========      ===========

  Basic and diluted weighed average
    common shares outstanding                        6,920,688        6,761,442
                                                   ===========      ===========


------------
See accompanying notes to consolidated financial statements.

                                  DONINI, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     For the Three Months Ended
                                                                                              August 31,
                                                                                       2003               2002
                                                                                       ----               ----
Cash Flows from Operating Activities:
  Net (loss)                                                                        $ (83,968)         $ (60,342)
  Adjustments to reconcile net (loss) to cash (used in) operating activities:
    Depreciation and amortization                                                      20,989             15,792
    Foreign translation adjustments                                                    15,589             18,781
    Change in taxes receivables                                                         3,889             (4,529)
    Change in operating assets and liabilities:
    Accounts receivable                                                                (7,912)               319
    Inventories                                                                          (926)              (213)
    Prepaid expenses and other current assets                                          (2,476)             1,894
    Accounts payable and accrued liabilities                                           71,506             34,375
                                                                                    ---------          ---------
     Net cash (used in) provided by
      operating activities                                                             16,691              6,077
                                                                                    ---------          ---------
Cash Flows from Investing Activities:
  Increase in franchise sales receivable                                                  (98)           (67,358)
  Proceeds from franchise sales receivable                                             16,571             23,422
  Decrease (Increase) in assets held for resale                                       (10,556)            35,998
                                                                                    ---------          ---------
     Net cash (used in) provided by
      investing activities                                                              5,917             (7,938)
                                                                                    ---------          ---------
Cash Flows from Financing Activities:
  Due from shareholder                                                                  7,219             28,915
  Proceeds from loans payable                                                         109,530               --
  Principal payment of loans payable                                                  (62,842)            (2,417)
  Proceeds from long-term debt                                                         12,830             23,736
  Principal payment of long-term debt                                                 (88,309)           (57,996)
  Proceed from deposit                                                                   --                9,623
  Repayment of deposit payable                                                         (1,035)              --
                                                                                    ---------          ---------
     Net cash (used in) provided by
      financing activities                                                          $ (22,608)         $   1,861
                                                                                    ---------          ---------
Net Decrease in Cash and Cash Equivalents                                                --                 --

Cash and Cash Equivalents, beginning of period                                           --                 --
                                                                                    ---------          ---------

Cash and Cash Equivalents, end of period                                            $    --            $    --
                                                                                    =========          =========

Supplemental Disclosure of Cash Flow Information:
   Interest paid during the period                                                  $    --            $    --
                                                                                    =========          =========
   Income taxes paid during the period                                              $    --            $    --
                                                                                    =========          =========

Supplemental Disclosure of Noncash Investing and
  Financing Activities:
  Common stock issued upon conversion of subordinated debentures                    $    --            $ 270,000
                                                                                    =========          =========
  Common stock issued in settlement of accounts payable                             $    --            $  23,480
                                                                                    =========          =========

------------
See accompanying notes to consolidated financial statements.


                                  DONINI, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED MAY 31, 2003 AND 2002 (AUDITED)

                                                     Common Stock
                                                   $0.001 Par Value
                                                ------------------------                                                   Total
                                                                 Common      Additional                   Foreign      Stockholders'
                                                  Number         Stock         Paid-In                    Currency        Equity
                                                of Shares        Amount        Capital       Deficit     Translation     (Deficit)
                                                ---------        ------      ----------      -------     -----------   -------------
Balance, June 1, 2001                           5,052,979    $     5,053    $ 2,582,735   $(3,333,094)   $   120,489    $  (624,817)

Common stock issued for services                  345,000            345        199,186          --            --           199,531

Exercise of common stock options                  183,333            183        124,447          --            --           124,630

Common stock issued in connection with
services rendered                                 343,333            343        232,647          --            --           232,990

Common stock issued in exchange of debt           682,810            683        682,127          --            --           682,810

Foreign currency translation                         --             --             --            --          (53,323)       (53,323)

Net loss for the year ended May 31, 2002             --             --             --      (1,523,273)          --       (1,523,273)
                                                ---------    -----------    -----------   -----------    -----------    ------------
Balance,  May 31, 2002                          6,607,456          6,607      3,821,142    (4,856,367)        67,166       (961,452)

Common stock issued in exchange for debt          293,480            293        293,187          --             --          293,480

Cancellation of common stock issued
upon termination of service agreements           (250,000)          (250)           250          --             --             --

Common stock issued in connection with
services rendered                                 269,752            270        269,482          --             --          269,752

Foreign currency translation                         --             --             --            --         (106,913)      (106,913)

Net loss for the year ended May 31, 2003             --             --             --        (363,149)          --         (363,149)
                                                ---------    -----------    -----------   -----------    -----------    ------------
Balance, May 31, 2003                           6,920,688          6,920      4,384,061    (5,219,516)       (39,747)      (868,282)

Foreign currency translation                         --             --             --            --           15,589         15,589

Net loss for the three months ended
August 31, 2003 (Unaudited)                          --             --             --         (83,968)          --          (83,968)
                                                ---------    -----------    -----------   -----------    -----------    ------------
Balance, August 31, 2003                        6,920,688    $     6,920    $ 4,384,061   $(5,303,484)   $   (24,158)   $  (936,661)
                                                =========    ===========    ===========   ===========    ===========    ============

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 August 31, 2003


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

The accompanying unaudited consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, in the opinion of management, all adjustments that are of a normal and recurring nature necessary to present fairly the results of operations, financial position and cash flows have been made. It is suggested that these statements be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2003.

The statements of operations for the three months ended August 31, 2003 and 2002 are not necessarily indicative of results for the full year.

Reverse Stock Splits
--------------------

         On February 6, 2001, the Company amended its Certificate of Incorporation increasing its authorized shares of common stock from 10,000,000 to 100,000,000. On March 5, 2002 the Board of Directors approved a reverse stock split of 1 for 3 shares of all issued shares effective March 7, 2002. All share and per-share amounts in the accompanying consolidated financial statements have been restated to give effect to the 1 for 3 reverse stock split. The Company's restated issued and outstanding common stock was 6,920,688 as of August 31, 2003 and May 31, 2003, respectively.

                                   DONINI INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 August 31, 2003
                                   (Continued)

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

3.  STOCKHOLDERS' EQUITY

Capital
-------

The common shares outstanding as at August 31, 2003 are 6,920,688. No changes have occurred to common shares since June 1, 2003.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Pizza Donini support twenty-five (25) franchised pizza outlets. At August 31, 2003 Pizza Donini also owned four (4) additional locations that are being held with the intention of selling them as Donini franchises. All locations are in the Greater Montreal.

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

For the three months ended August 31, 2003, franchise and corporate operations accounted for approximately 42% of the Company's total revenues. The sale of wholesale food products equaled approximately 57% and the remaining miscellaneous revenues accounted for 1%. This compares to 44%, 55% and 1% respectively for the same period in fiscal 2002.

During the first quarter of fiscal 2004 Company revenues were $354,414 compared to $386,758 for the same period in 2003, a decrease of $32,344 or 8.4%. Cost of goods sold for the three months ended August 31, 2003 was $130669 or 63% as compared to $143,254 or 67% for the same period in fiscal 2003. The decrease in sales is primarily a result of a general decline of 15% in the restaurant business in the Greater Montreal area over the summer months.

Net income decreased from $(60,342) during the first three months of fiscal 2003 to ($83,968) for the same period in 2004. The decrease in net income is primarily due to decrease in sales.

Working capital deficit during this period decreased from $1,124,864 at May 31, 2003 to $923,156 at August 31, 2003. Total assets increased from $976,051 as of May 31, 2003 to $1,011,545 as of August 31, 2003.

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

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

The total number of shares of Common Stock issued and outstanding as of August 31, 2003 was 6,920,688.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

Not applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Not applicable

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               DONINI, INC.


Date: October 15, 2003                         By: /s/ Peter Deros
                                              --------------------------------
                                               Peter Deros, President