Form 10QSB
period 2003-11-30
DONINI INC
filed 2004-01-23
CIK 1129900

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 30, 2003

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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of common equity, as of November 30, 2003: 6,920,688 shares of common stock

Transitional Small Business Disclosure Format (check one):
Yes [ ]   No [X]

                                  Donini, Inc.
                          (A Development Stage Company)

                                TABLE OF CONTENTS

PART I                                                                      Page
                                                                            ----

Item 1 - Financial Information (unaudited)

   Donini, Inc.

   Consolidated Balance Sheet as of
     November 30, 2003 and May 31,2003....................................   3

   Consolidated Statements of Operations
     for the six month periods
     ended November 30, 2003 and 2002 ....................................   4

   Consolidated Statements of Cash Flows
     for the six month period ended
     November 30, 2003 and 2002 ..........................................   5

   Consolidated Statements of Stockholders'
     equity as of June 1, 2001, May 31, 2002
     and 2003, August 31, 2003, and November 30, 2003 ....................   6

   Notes to Financial Statements (unaudited).............................. 7-9

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations ...................  10

PART II

Item 1 - Legal Proceedings ...............................................  11

Item 2 - Changes in Securities and Use of Proceeds........................  11

Item 3 - Defaults Upon Senior Securities..................................  11

Item 4 - Submission of Matters to a Vote of Security Holders..............  11

Item 6 - Exhibits and Reports on Form 8-K.................................  11

PART I

Item 1- Financial Information (unaudited)


                                  DONINI, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                  November 30,       May 31,
ASSETS                                                                2003            2003
------                                                            ------------    ------------
                                                                  (Unaudited)       (Audited)
Current Assets:
  Accounts receivable, net                                        $    117,741    $     54,593
  Inventories                                                           34,941          22,907
  Taxes receivables                                                      2,629           6,681
  Due from shareholder                                                  81,783         111,787
  Current portion of franchise sales receivables                        37,819          47,193
  Prepaid expenses                                                      27,062          18,731
  Assets held for resale                                               147,364         173,343
                                                                  ------------    ------------
        Total Current Assets                                           449,339         435,235

Property and Equipment (Net)                                           408,420         452,551
Franchise sales receivables                                            135,932         139,328
Trademarks                                                              10,951          11,132
                                                                  ------------    ------------

            Total Assets                                          $  1,004,642    $  1,038,246
                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
--------------------------------------

Current Liabilities:
  Current portion of long-term debt                               $    284,442    $    367,594
  Loans payable                                                        163,189         129,183
  Accounts payable and accrued liabilities                             942,155         756,532
  Deposits payable                                                      87,612          84,031
                                                                  ------------    ------------
        Total Current Liabilities                                    1,477,398       1,337,340

Long-Term Liabilities:
Long-Term Debt                                                         550,690         569,188
                                                                  ------------    ------------
            Total Liabilities                                        2,028,088       1,906,528
                                                                  ------------    ------------
Stockholders' Equity (Deficit):
  Common stock ($.001 par value 100,000,000 shares
   authorized, 6,920,688 and 6,607,456  issued and
   outstanding May 31, 2003 and 2002 respectively                        6,920           6,920
  Additional paid-in capital                                         4,384,061       4,384,061
  Foreign currency translation adjustment                              (94,737)        (39,747)
  Accumulated deficit                                               (5,319,690)     (5,219,516)
                                                                  ------------    ------------
            Total Stockholders' Equity(Deficit)                     (1,023,446)       (868,282)
                                                                  ------------    ------------

            Total Liabilities and Stockholders' Equity(Deficit)   $  1,004,642    $  1,038,246
                                                                  ============    ============

--------------------

See accompanying notes to consolidated financial statements.


                                  DONINI, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                            For the Three Months Ended     For the Six Months Ended
                                                    November 30,                  November 30,
                                                2003           2002           2003           2002
                                            -----------    -----------    -----------    -----------
Revenues:
  Sales                                     $   197,193    $   194,070        403,625        407,871
  Royalties and other related revenues          128,755         98,162        211,524        224,050
  Order processing fees                          42,307         44,746         85,710         91,815
  Initial franchise fees                         18,801             --         40,611             --
                                            -----------    -----------    -----------    -----------
        Total Revenues                          387,056        336,978        741,470        723,736
                                            -----------    -----------    -----------    -----------

Cost of Goods Sold                              123,750        132,479        254,419        275,733
                                            -----------    -----------    -----------    -----------

                                                263,306        204,499        487,051        448,003
                                            -----------    -----------    -----------    -----------

Costs and Expenses:
  General and administrative expenses           133,223        126,750        277,829        269,071
  Advertising and promotion                      44,195         50,836        106,128        112,719
  Salaries                                       56,739         42,065        110,956         92,976
  Interest expense                               23,323         15,882         44,312         31,674
  Depreciation and amortization                  22,927         20,857         51,144         43,457
  Product development                                --          5,431             --         20,449
                                            -----------    -----------    -----------    -----------
        Total Costs and Expenses                280,407        261,821        590,369        570,346
                                            -----------    -----------    -----------    -----------

Income (Loss) from operations                   (17,101)       (57,322)      (103,318)      (122,343)
Other income (Expenses)                             895          4,979          3,144          9,658
                                            -----------    -----------    -----------    -----------
Net income (Loss) before income taxes           (16,206)       (52,343)      (100,174)      (112,685)
Provision for income taxes                           --             --             --             --

Net (Loss)                                      (16,206)       (52,343)      (100,174)      (112,685)
                                            -----------    -----------    -----------    -----------
Earnings (Loss) per share
  Basic and diluted per share                     (0.02)   $     (0.02)   $     (0.02)   $     (0.02)
                                            ===========    ===========    ===========    ===========
  Basic and diluted weighed average
    common shares outstanding                 6,920,688      6,830,771      6,920,688      6,976,107
                                            ===========    ===========    ===========    ===========

--------------------

See accompanying notes to consolidated financial statements.


                                  DONINI, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       For the Six Months Ended
                                                                             November 30,
                                                                         2003           2002
                                                                     ------------   ------------
Cash Flows from Operating Activities:
  Net  (loss)                                                        $   (100,074)  $   (112,685)
  Adjustments to reconcile net (loss) to cash (used in)
   operating activities:
    Depreciation and amortization                                          44,312         31,674
    Foreign translation adjustments                                       (54,990)        36,589
    Change in taxes receivables                                             4,052         (9,531)
    Change in operating assets and liabilities:
    Accounts receivable                                                   (63,148)        (4,931)
    Inventories                                                           (12,034)           (60)
    Prepaid expenses and other current assets                              (8,331)         3,289
    Accounts payable and accrued liabilities                              185,523         13,432
                                                                     ------------   ------------
     Net cash (used in) provided by
      operating activities                                                 (4,690)       (42,223)
                                                                     ------------   ------------

Cash Flows from Investing Activities:
Increase in franchise sales receivable                                       (104)       (67,573)
  Proceeds from franchise sales receivable                                 12,874         44,421
  Decrease (Increase) in assets held for resale                            25,979         20,996
  Capitalized property and equipment                                           --           (846)
                                                                     ------------   ------------
     Net cash (used in) provided by
      investing activities                                                 38,749         (3,002)
                                                                     ------------   ------------
Cash Flows from Financing Activities:
  Due from shareholder                                                     30,004         66,951
  Proceeds from loans payable                                             117,967         34,497
  Principal payment of loans payable                                      (83,961)       (16,847)
  Proceeds from long-term debt                                             13,543         38,980
  Principal payment from long-term debt                                  (115,193)      (107,111)
  Proceed from deposit                                                         --         28,755
  Repayment of deposit payable                                              3,581             --
                                                                     ------------   ------------
     Net cash (used in) provided by
      financing activities                                                (34,059)        45,225
                                                                     ------------   ------------

Net Decrease in Cash and Cash Equivalents                                      --             --

Cash and Cash Equivalents, beginning of period                                 --             --
                                                                     ------------   ------------

Cash and Cash Equivalents, end of period                             $         --   $         --
                                                                     ============   ============
Supplemental Disclosure of Cash Flow Information:
  Interest paid during the period                                    $         --   $         --
                                                                     ============   ============
  Income taxes paid during the period                                $         --   $         --
                                                                     ============   ============

Supplemental Disclosure of Noncash Investing and
  Financing Activities:
  Common stock issued upon conversion of subordinated debentures     $         --   $    270,000
                                                                     ============   ============
  Common stock issued in settlement of accounts payable              $         --   $    293,232
                                                                     ============   ============

--------------------

See accompanying notes to consolidated financial statements.


                                  DONINI, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED MAY 31, 2003 AND 2002 (AUDITED)
                        UNAUDITED AS AT NOVEMBER 30, 2003

                                                Common Stock
                                               $0.001 Par Value
                                           --------------------------                                                   Total
                                                            Common       Additional                    Foreign       Stockholders'
                                              Number        Stock          Paid-In                     Currency        Equity
                                            of Shares       Amount         Capital       Deficit      Translation     (Deficit)
                                           -----------    -----------    -----------   -----------    -----------    -----------
Balance, June 1, 2001                        5,052,979    $     5,053    $ 2,582,735   $(3,333,094)   $   120,489    $  (624,817)

 Common stock issued for services              345,000            345        199,186                                     199,531

 Exercise of common stock options              183,333            183        124,447            --             --        124,630

 Common stock issued in connection
 with services rendered                        343,333            343        232,647                                     232,990

 Common stock issued in exchange of debt       682,810            683        682,127                                     682,810

 Foreign currency translation                                                                             (53,323)       (53,323)

 Net loss for the year ended
  May 31, 2002                                      --             --             --    (1,523,273)            --     (1,523,273)
                                           -----------    -----------    -----------   -----------    -----------    -----------
Balance, May 31, 2002                        6,607,456          6,607      3,821,142    (4,856,367)        67,166       (961,452)

 Common stock issued in exchange for debt      293,480            293        293,187                                     293,480

 Cancellation of common stock issued
 upon termination of service agreements       (250,000)          (250)           250            --             --             --

 Common stock issued in connection
 with services rendered                        269,752            270        269,482                                     269,752

 Foreign currency translation                                                                            (106,913)      (106,913)

 Net loss for the year ended
  May 31, 2003                                                                            (363,149)                     (363,149)
                                           -----------    -----------    -----------   -----------    -----------    -----------
Balance, May 31, 2003                        6,920,688          6,920      4,384,061    (5,219,516)       (39,747)      (868,282)

 Foreign currency translation                                                                             (54,990)       (54,990)

 Net loss for the three months ended
  November 30, 2003 (Unaudited)                                                           (100,174)                     (100,174)
                                           -----------    -----------    -----------   -----------    -----------    -----------
Balance, November 30, 2003                   6,920,688    $     6,920    $ 4,384,061   $(5,319,690)   $   (94,737)   $(1,023,446)
                                           ===========    ===========    ===========   ===========    ===========    ===========

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                November 30, 2003

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

The statements of operations for the six months ended November 30, 2003 and 2002 are not necessarily indicative of results for the full year.

Reverse Stock Splits
--------------------

         On February 6, 2001, the Company amended its Certificate of Incorporation increasing its authorized shares of common stock from 10,000,000 to 100,000,000. On March 5, 2002 the Board of Directors approved a reverse stock split of 1 for 3 shares of all issued shares effective March 7, 2002. All share and per-share amounts in the accompanying consolidated financial statements have been restated to give effect to the 1 for 3 reverse stock split. The Company's restated issued and outstanding common stock was 6,920,688 as of November 30, 2003 and May 31, 2003, respectively.

                                   DONINI INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                November 30, 2003
                                   (Continued)

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

3.  STOCKHOLDERS' EQUITY

    Capital
    -------

The common shares outstanding as at November 30, 2003 are 6,920,688. No changes have occurred to common shares since June 1, 2003.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Pizza Donini supports twenty-six (26) franchised pizza outlets. At November 30, 2003 Pizza Donini also owned three (3) additional locations that are being held with the intention of selling them as Donini franchises. All locations are in the Greater Montreal.

Pizza Donini is further developing its business to business (B2B) distribution network of fully-topped, ready-to-use self-rising crust frozen pizza to food service customers and is in discussion with a number of potential customers such as department store cafeterias, other restaurants, hospitality and leisure venues, convenience stores, and contract caterers.

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

For the six months ended November 30, 2003, franchise and corporate operations accounted for approximately 45% of the Company's total revenues. The sale of wholesale food products equaled approximately 54% and the remaining miscellaneous revenues accounted for 1%. This compares to 43%, 56% and 1% respectively for the same period in fiscal 2002.

During the second quarter of fiscal 2004 Company revenues were $741,470 compared to $723,736 for the same period in 2003, an increase of $17,734 or 2.4%. Cost of goods sold for the six months ended November 30, 2003 was $254,419 or 63% as compared to $275,733 or 62% for the same period in fiscal 2003.

Net income increased from $(112,685) during the first six months of fiscal 2003 to ($100,174) for the same period in 2004.

The working capital deficit during this period increased from $902,105 at May 31, 2003 to $1,028,059 at November 30, 2003. Total assets decreased from $1,038,246 as of May 31, 2003 to $1,004,642 as of November 30, 2003.

The Company maintains that its liquidity will improve marginally with improved earnings, but will not be sufficient to allow it to expand its operations to any significant degree. The Company has adopted a plan to raise additional capital through an offering of debentures and shares of the Company's common stock but has not implemented that plan to any significant extent.

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

This action stems from a separate suit filed by the former franchisee against the former subsidiary, in the amount of $465,455, which suit was dismissed by the Superior Court of Quebec on May 19, 1998. The former franchisee has appealed the original judgment of the lower Court and legal counsel for the former subsidiary does not expect a hearing date before the end of 2004. In the meantime, in the file against Pizza Donini, there is an agreement between the attorneys of the parties to await the outcome of the decision of the Court of Appeal in the original proceedings prior to pursuing this action. Counsel to Pizza Donini and to its former subsidiary is confident that the appeal will be dismissed in the original suit and therefore, the action against Pizza Donini will also be dismissed.

Pizza Donini has been sued by a former banker for repayment of a loan originally due in March 2003. Pizza Donini is disputing certain fees charged by the bank, has counter sued and ceased making monthly payments on the loan.

No director, officer, or affiliate of the Company, or any associate of any of them, is a party to, or has a material interest in, any proceeding adverse to us.

During the quarter ending November 30, 2003, Mr. Chet Zalesky resigned as a Director and Mr. Jean Vassiliadis was appointed as a Director to replace Mr. Zalesky.

Item 2 - Changes in Securities and Use of Proceeds

The total number of shares of Common Stock issued and outstanding as of November 30, 2003 was 6,920,688.

Item 3 - Default Upon Senior Securities

Not applicable

Item 4 - Submission oF Matters to a Vote of Security Holders

Not applicable

Item 6 - Exhibits and Reports on Form 8-K

Not applicable

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DONINI, INC.

Date: January 22, 2004                 By: /s/ PETER DEROS
                                           -------------------------------------
                                           Peter Deros, President