Form 10QSB
period 2004-02-29
DONINI INC
filed 2004-04-13
CIK 1129900

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 29, 2004

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of common equity, as of February 29, 2004: 6,920,688 shares of common stock

Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                                  Donini, Inc.
                          (A Development Stage Company)

                                TABLE OF CONTENTS

PART I                                                                      Page
                                                                            ----

Item 1 - Financial Information (unaudited)

   Donini, Inc.

   Consolidated Balance Sheet as of
     February 29, 2004 and May 31,2003 ....................................   3

   Consolidated Statements of Operations
     for the nine month periods ended
     February 29, 2004 and February 28, 2003 ..............................   4

   Consolidated Statements of Cash Flows
     for the nine month period ended
     February 29, 2004 and February 28, 2003 ..............................   5

   Consolidated Statements of Stockholders'
     equity as of June 1, 2001, May 31, 2002
     and 2003 and February 29, 2004 .......................................   6

   Notes to Financial Statements (unaudited)............................... 7-9

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations ....................  10

PART II

Item 1 - Legal Proceedings ................................................  11

Item 2 - Changes in Securities and Use of Proceeds.........................  11

Item 3 - Defaults Upon Senior Securities...................................  11

Item 4 - Submission of Matters to a Vote of Security Holders...............  11

Item 6 - Exhibits and Reports on Form 8-K..................................  11

                                  DONINI, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                  February 29,     May 31,
ASSETS                                                               2004           2003
------                                                            ------------   -----------
                                                                  (Unaudited)     (Audited)

Current Assets:
  Accounts receivable, net                                        $   125,985    $    54,593
  Inventories                                                          12,758         22,907
  Taxes receivables                                                     6,507          6,681
  Due from shareholder                                                110,840        111,787
  Current portion of franchise sales receivables                       33,061         47,193
  Prepaid expenses                                                     12,187         18,731
  Assets held for resale                                              237,893        173,343
                                                                  -----------    -----------
    Total Current Assets                                              539,231        435,235

Property and Equipment (Net)                                          286,845        452,551
Franchise sales receivables                                           131,282        139,328
Trademarks                                                             10,865         11,132
                                                                  -----------    -----------
      Total Assets                                                $   968,223    $ 1,038,246
                                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
---------------------------------------

Current Liabilities:
  Current portion of long-term debt                               $   273,787    $   367,594
  Loans payable                                                       239,714        129,183
  Accounts payable and accrued liabilities                            865,972        756,532
  Deposits payable                                                     83,102         84,031
                                                                  -----------    -----------
        Total Current Liabilities                                   1,462,575      1,337,340

Long-Term Liabilities:
  Long-Term Debt                                                      536,552        569,188
                                                                  -----------    -----------
        Total Liabilities                                           1,999,127      1,906,528
                                                                  -----------    -----------

Stockholders' Equity(Deficit):
  Common stock ($.001 par value 100,000,000 shares
    authorized, 6,920,688 issued and
    outstanding February 29, 2004 and May 31, 2003 respectively         6,920          6,920
  Additional paid-in capital                                        4,384,061      4,384,061
  Foreign currency translation adjustment                             (69,843)       (39,747)
  Accumulated deficit                                              (5,352,042)    (5,219,516)
                                                                  -----------    -----------
        Total Stockholders' Equity(Deficit)                        (1,030,904)      (868,282)
                                                                  -----------    -----------
        Total Liabilities and Stockholders' Equity(Deficit)       $   968,223    $ 1,038,246
                                                                  ===========    ===========

--------------------
See accompanying notes to consolidated financial statements.

PART I

ITEM 1 - FINANCIAL INFORMATION (UNAUDITED)

                                  DONINI, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                         For the Three Months Ended       For the Nine Months Ended
                                         ---------------------------     ----------------------------
                                         February 29,   February 28,     February 29,    February 28,
                                            2004           2003             2004            2003
                                         ------------   ------------     ------------    ------------

Revenues:
  Sales                                  $    187,574   $    285,822     $     571,199   $    693,693
  Royalties and other related revenues        160,595         97,604           392,119        302,853
  Order processing fees                        51,187         48,392           136,897        140,207
  Initial franchise fees                       19,064         13,387            59,675         32,188
                                         ------------   ------------     ------------    ------------
        Total Revenues                        418,420        445,205         1,159,890      1,168,941
                                         ------------   ------------     ------------    ------------
Cost of Goods Sold                            126,231        234,608           380,650        510,341
                                         ------------   ------------     ------------    ------------

                                              292,189        210,597           779,240        658,600
                                         ------------   ------------     ------------    ------------

Costs and Expenses:
  General and administrative expenses         182,952        163,701           460,781        432,772
  Advertising and promotion                    55,820         44,494           161,948        157,213
  Salaries                                     57,990         39,349           168,946        132,325
  Interest expense                             21,202         23,127            65,514         66,584
  Depreciation and amortization                 7,584         16,005            58,728         47,679
  Product development                              --          1,371                --         21,820
                                         ------------   ------------     ------------    ------------
        Total Costs and Expenses              325,548        288,047           915,917        858,393
                                         ------------   ------------     ------------    ------------

Income (Loss) from operations                 (33,359)       (77,450)         (136,677)      (199,793)
Other income (Expenses)                         1,007          4,637             4,151         14,295
                                         ------------   ------------     ------------    ------------
Net income (Loss) before income taxes         (32,352)       (72,813)         (132,526)      (185,498)
Provision for income taxes                         --             --                --             --

Net (Loss)                                    (32,352)       (72,813)         (132,526)      (185,498)
                                         ------------   ------------     ------------    ------------

Earnings (Loss) per share
  Basic and diluted per share            $      (0.01)  $      (0.01)    $       (0.03)  $      (0.03)
                                         ============   ============     =============   ============

  Basic and diluted weighted average
    common shares outstanding               6,920,688      6,830,771         6,920,688      6,976,107
                                         ============   ============     =============   ============

--------------------

See accompanying notes to consolidated financial statements.

                                  DONINI, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   For the Nine Months Ended
                                                                  ---------------------------
                                                                  February 29,   February 28,
                                                                     2004           2003
                                                                  ------------   ------------

Cash Flows from Operating Activities:
  Net (loss)                                                      $ (132,526)    $  (185,498)
  Adjustments to reconcile net (loss) to cash
    (used in) operating activities:
    Depreciation and amortization                                     58,728          47,679
    Foreign translation adjustments                                  (30,096)        (10,706)
    Change in taxes receivables                                          174          10,706
  Gain on disposition of capitalized property
    and equipment                                                     (8,727)             --
    Change in operating assets and liabilities:
    Accounts receivable                                              (71,392)           (421)
    Inventories                                                       10,149           4,203
    Prepaid expenses and other current assets                          6,544           1,474
    Accounts payable and accrued liabilities                         109,440          11,879
                                                                  ----------     -----------
  Net cash (used in) provided by
    operating activities                                             (57,706)       (120,684)
                                                                  ----------     -----------

Cash Flows from Investing Activities:
  Increase in franchise sales receivable
    Proceeds from franchise sales receivable                            (118)        (71,263)
    Repayment from franchise sales receivable                         22,296          88,441
    Decrease (Increase) in assets held for resale                    (64,550)        (29,987)
    Capitalized property and equipment                                (7,742)       (126,719)
    Proceeds of disposition capitalized property
      and equipment                                                  123,715              --
                                                                  ----------     -----------
  Net cash (used in) provided by investing activities                 73,601        (139,528)
                                                                  ----------     -----------

  Cash Flows from Financing Activities:
    Due from shareholder                                                 947         (12,976)
    Proceeds from loans payable                                      253,342         101,983
    Principal payment of loans payable                              (142,811)        (43,452)
    Proceeds from long-term debt                                      13,309         348,734
    Principal payment from long-term debt                           (139,753)       (134,077)
    Proceed from deposit                                                  --          28,755
    Repayment of deposit payable                                        (929)             --
    Proceeds from exercise of stock options                               --         (28,755)
                                                                  ----------     -----------
    Net cash (used in) provided by
      financing activities                                           (15,895)        260,212
                                                                  ----------     -----------

  Net Decrease in Cash and Cash Equivalents                               --              --

  Cash and Cash Equivalents, beginning of period                          --              --
                                                                  ----------     -----------
  Cash and Cash Equivalents, end of period                        $       --     $        --
                                                                  ==========     ===========
  Supplemental Disclosure of Cash Flow Information:
    Interest paid during the period                               $       --     $        --
                                                                  ==========     ===========
    Income taxes paid during the period                           $       --     $        --
                                                                  ==========     ===========

  Supplemental Disclosure of Noncash Investing and
   Financing Activities:
   Common stock issued upon conversion of
     subordinated debentures                                      $       --     $   270,000
                                                                  ==========     ===========
   Common stock issued in settlement of accounts payable          $       --     $   293,232
                                                                  ==========     ===========

-------------------

See accompanying notes to consolidated financial statements.

                                  DONINI, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED MAY 31, 2003 AND 2002 (AUDITED)
                        UNAUDITED AS AT FEBRUARY 29, 2004

                                                   Common Stock
                                                 $0.001 Par Value
                                              -------------------------                                                   Total
                                                            Common        Additional                     Foreign       Stockholders'
                                               Number        Stock          Paid-In                      Currency        Equity
                                              of Shares      Amount         Capital         Deficit     Translation     (Deficit)
                                              ---------    ------------   -----------    ------------   -----------    -------------

Balance, June 1, 2001                         5,052,979    $     5,053    $ 2,582,735    $(3,333,094)   $   120,489    $  (624,817)

  Common stock issued for services              345,000            345        199,186                                      199,531

  Exercise of common stock options              183,333            183        124,447             --             --        124,630

  Common stock issued in connection with
  services rendered                             343,333            343        232,647                                      232,990

  Common stock issued in exchange of debt       682,810            683        682,127                                      682,810

  Foreign currency translation                                                                              (53,323)       (53,323)

   Net loss for the year ended May 31, 2002          --             --             --     (1,523,273)            --     (1,523,273)
                                              ---------    -----------    -----------    -----------    -----------    -----------
Balance, May 31, 2002                         6,607,456          6,607      3,821,142     (4,856,367)        67,166       (961,452)

  Common stock issued in exchange for debt      293,480            293        293,187                                      293,480

  Cancellation of common stock issued
  upon termination of service agreements       (250,000)          (250)           250             --             --             --

  Common stock issued in connection with
  services rendered                             269,752            270        269,482                                      269,752

  Foreign currency translation                                                                             (106,913)      (106,913)

   Net loss for the year ended May 31, 2003                                                 (363,149)                     (363,149)
                                              ---------    -----------    -----------    -----------    -----------    -----------
Balance, May 31, 2003                         6,920,688          6,920      4,384,061     (5,219,516)       (39,747)      (868,282)

  Foreign currency translation                                                                              (30,096)       (30,096)

   Net loss for the nine months ended
    February 29, 2004 (Unaudited)                                                           (132,526)                     (132,526)
                                              ---------    -----------    -----------    -----------    -----------    -----------
Balance, February 29, 2004                    6,920,688    $     6,920    $ 4,384,061    $(5,352,042)   $   (69,843)   $(1,030,904)
                                              =========    ===========    ===========    ===========    ===========    ===========

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                February 29, 2004

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

The statements of operations for the nine months ended February 29, 2004 and February 28, 2003 are not necessarily indicative of results for the full year.

Reverse Stock Splits
--------------------

On February 6, 2001, the Company amended its Certificate of Incorporation increasing its authorized shares of common stock from 10,000,000 to 100,000,000. On March 5, 2002 the Board of Directors approved a reverse stock split of 1 for 3 shares of all issued shares effective March 7, 2002. All share and per-share amounts in the accompanying consolidated financial statements have been restated to give effect to the 1 for 3 reverse stock split. The Company's restated issued and outstanding common stock was 6,920,688 as of February 29, 2004 and May 31, 2003, respectively.

                                   DONINI INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                February 29, 2004

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

3.   STOCKHOLDERS' EQUITY

Capital
-------

The common shares outstanding as at February 29, 2004 are 6,920,688. As of March 2004, the Company issued 2,300,000 shares of common stock to three consultants and its President pursuant to Registration Statement on Form S-8 and pursuant to the Company's Stock Plan.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Pizza Donini supports twenty-six (26) franchised pizza outlets. At February 29, 2004 Pizza Donini also owns three (3) additional locations that are being held with the intention of selling them as Donini franchises. All locations are in the Greater Montreal.

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

For the nine months ended February 29, 2004, franchise and corporate operations accounted for approximately 50% of the Company's total revenues. The sale of wholesale food products equaled approximately 49% and the remaining miscellaneous revenues accounted for 1%. This compares to 40%, 59% and 1% respectively for the same period in fiscal 2003.

During the third quarter of fiscal 2004 Company revenues were $1,159,890 compared to $1,168,941 for the same period in 2003, a decrease of $9,051 or 0.77%. Cost of goods sold for the nine months ended February 29, 2004 was $380,650 or 66% as compared to $510,341 or 74% for the same period in fiscal 2003.

Net loss decreased from $(185,498) during the first nine months of fiscal 2003 to ($132,256) for the same period in 2004.

The working capital deficit during this period increased from $902,105 at May 31, 2003 to $923,344 at February 29, 2004. Total assets decreased from $1,038,246 as of May 31, 2003 to $968,223 as of February 29, 2004, primarily due to the sale of some equipment.

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

Pizza Donini has been sued by a former banker for repayment of a loan originally due in March 2003. Pizza Donini is disputing certain fees charged by the bank, has counter sued and ceased making monthly payments on the loan. The Company has negotiated a settlement with the Bank, which will provide for a down payment of $15,000.00 and further payments of $950.00 per month over a period of fifty months.

No director, officer, or affiliate of the Company, or any associate of any of them, is a party to, or has a material interest in, any proceeding adverse to us.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

The total number of shares of Common Stock issued and outstanding as of February 29, 2004 was 6,920,688. As of March 2004, the Company issued 2,300,000 shares of common stock to three consultants and its President pursuant to Registration Statement on Form S-8 and pursuant to the Company's Stock Plan.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

Not applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              31.1 Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


         (b)  Reports on Form 8-K
              None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  DONINI, INC.

Date: April 13, 2004              By: /s/ PETER DEROS
                                  --------------------------
                                  Peter Deros, President and
                                  Chief Executive Officer