Form 10KSB
period 2004-05-31
DONINI INC
filed 2004-09-15
CIK 1129900

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 2004

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

                                   $1,467,103
               ---------------------------------------------------
               (Issuer's revenues for its most recent fiscal year)

                                  $ 352,871.41
       ------------------------------------------------------------------
       (Aggregate market value of the voting stock held by non-affiliates of the Issuer)

                          9,220,871 as of May 31, 2004
 ------------------------------------------------------------------------------
 (Number of shares outstanding of each of the Issuer's classes of common stock)


Transitional Small Business Disclosure Format (check one)
Yes [ ]  No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE
                                   into Part I

                   Current Reports on Forms 8-K of the Company
   Dated March 26, 2001, April 13, 2001, June 5, 2001 and October 22, 2001 and
             Forms 8K-A dated September 5, 2001 and October 3, 2001
  and Form 10-SB dated December 18, 2000 and Form 10-SBA dated February 8, 2001 and Form 10-KSB dated October 30, 2001 and Form 10-KSBA dated November 1, 2001 and Form 8-K dated October 25, 2002 and Form 8K-A dated February 4, 2003 and Form 10-KSB dated February 21, 2003 and Form 10-QSB dated February 21, 2003 and Form 10-QSB dated April 14, 2003 and Form 10-KSB dated September 18, 2003 and Form 10-QSB dated October 15, 2003 and Form 10-QSB dated January 22, 2004 and Form 10-QSB dated April 12, 2004

                                  DONINI, INC.
                                   FORM 10-KSB
                         FOR THE YEAR ENDED MAY 31, 2004

PART I
ITEM 1.   DESCRIPTION OF BUSINESS ..........................................  4

ITEM 2.   DESCRIPTION OF PROPERTY ..........................................  6

ITEM 3.   LEGAL PROCEEDINGS ................................................  6

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............  7

PART II
ITEM 5.   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS ..............................................  7

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS ..............................  7

ITEM 7.   FINANCIAL STATEMENTS .............................................  8

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE ..............................  8

PART III
ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANCE ACT .......  8

ITEM 10.  EXECUTIVE COMPENSATION ........................................... 10

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT ....................................................... 11

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................... 13

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K ......................................................... 13

          SIGNATURES ....................................................... 15

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

Description of Business

          Pizza Donini Inc. was organized in 1987 and at present operates a franchise management company in the Greater Montreal area. Pizza Donini Inc. supports twenty-eight (28) pizza outlets. At May 31, 2004 twenty-five (25) were franchised and three (3) locations were owned by the Company with intention of selling them as Pizza Donini franchises. All outlets are in Greater Montreal. In addition, Pizza Donini Inc. entered into a three year agreement with Intrawest Corp, an international developer and operator of recreational village centered destination resorts, for the supply of pizzas.

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

Employees

          We have a total of approximately 40 employees of whom 5 are executives, 7 are clerical and administrative, 8 are manufacturing and 20 are sales and marketing.

Patent Protection

          We have no patents relating to our products or processes but have U.S. and Canadian trademarks relating to our name, logo and certain products, and rely on our trade secrets, proprietary formulations and confidentiality arrangements with respect to our food products.

Competition

          The food industry is highly competitive and is dominated by several large public multinational food companies including several which dominate the pizza market. In addition, there are a great number of independently owned single or small multi location chains, many of which compete with us in our present market area. Although we have a satisfactory penetration in the Province of Quebec, Canada, in entering new markets, which is important to our future growth, we will face very strong competition. Our ability to succeed will depend on our ability to maintain and improve our competitive position.

Potential Markets

          In addition to expanding our existing base of franchised outlets and wholesale distribution and sales, we also plan to expand our efforts into alternative business-to-business (B2B) distribution channels to sell to such customers as department store cafeterias and other restaurants. In this regard, Pizza Donini Inc., has developed a line of frozen, ready-to-use pizza products with self-rising crust capable of being prepared, freezer to table, in six to eight minutes and intends to expand its business by marketing its own brand of Pizza Donini frozen pizza to retail grocery outlets including mass merchandise stores and supermarkets.

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

          The Company has launched a new full service Resto-Bar concept, which features casual dining in neighborhood Italian restaurants, providing a full-service breakfast, lunch and dinner menus as well as offering a full-service bar, take-out and delivery services. Donini plans, with new capital, to expand into the Northeast and Southwest United States with its new Resto-Bar Concept in the next twelve months.

Marketing Activities

          Although we had an independent market research firm conduct a market survey, which ascertained that our products compared favorably to our present competitors, there can be no assurance that the public's taste will remain attracted to our products. In order to maintain our favorable consumer acceptance we will have to maintain our high quality of products and competitive prices. In addition, we believe that our investment in our centralized call center and other marketing efforts of Pizza Donini.Com Inc., will result in future expansion and increased profitability.

          We have utilized food brokers in the past and will continue to do so in the future, to assist in marketing our products to supermarkets and wholesale customers. In this regard, we recently entered into a brokerage, marketing and sales services contract with Zsquared, LLC, Chet Zalesky and Dennis Zweig to establish and expand Pizza Donini products and services within the United States of America. In addition, we entered into a marketing and sales services agreement with JT Tucker, Inc., to establish and expand Pizza Donini products and services within the States of California and Arizona. As of now, no sales were realized from the brokers.

          The Company has redirected its energy and focus on its core business, i.e. to improve the profitability of its franchise units. To do this, the senior management team is analyzing and devoting hands on effort to review the status of all existing franchisee sites. The Company has already re-acquired three underperforming franchises and intends to purchase up to five more.

          The Company has finalized a new sales effort with a test program in three locations of independent convenience stores, marketing a new twelve inch frozen pizza to be sold in an attractive branded chest freezer, and inaugurated a program to sell this product through a major convenience store chain.


ITEM 2.   DESCRIPTION OF PROPERTY

          We do not own any real estate, but through our subsidiaries we lease two locations. Pizado Foods (2001) Inc. leases 6,518 square feet on a five-year lease plus a five year option expiring October 2008, which it uses as production facilities and administrative offices. Pizza Donini.Com Inc., leases 1,560 square feet on a three-year lease expiring on May 2004 and a two-year option expiring on May 2006, which it uses as its call center. All lease rates are at market and none is leased from an affiliate.


ITEM 3.   LEGAL PROCEEDINGS

          The Company is subject from time to time to litigation arising from the normal course of business. In management's opinion, any such contingencies are appropriately provided for or would not materially affect the Company's financial position or results of operations.

          Pizza Donini was sued by a former franchisee of a former subsidiary who is seeking to obtain from the Court a declaration that the transfer and sale to Pizza Donini of trademarks by the former subsidiary is null and void and to have Pizza Donini declared jointly and severally liable for a claim of the former franchisee against the former subsidiary.

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


PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          To date there has been only a limited public market for our common stock. There can be no assurance that a more active and reliable public market will develop or, if developed, that such market will be sustained. As a result, investors may find it difficult to liquidate their investment in the Company should they desire to do so. We intend to apply to have our common stock approved for quotation on the Nasdaq common stock exchange. There can be no assurance that a more active and reliable public market will develop or, if developed, that such market will be sustained. As a result, investors may find it difficult to liquidate their investment in the Company should they desire to do so.

Shareholders

          As of May 31, 2004, the number of holders of record of the Company's common stock, $.001 par value, was approximately 654.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Pizza Donini support twenty-five (25) franchised pizza outlets. As of May 31, 2004 Pizza Donini also owned three (3) additional locations that are being held with the intention of selling them as Donini franchises. All locations are in the Greater Montreal area.

          Pizza Donini is further developing its B2B (business to business) distribution network of fully-topped, ready-to-use self-rising crust frozen pizza to food service customers and is in discussion with a number of potential customers such as department store cafeterias, other restaurants, hospitality and leisure venues, convenience stores, and contract caterers.

          In addition to generating revenues from its franchisees in the form of initial franchise fees and royalties, Pizza Donini Inc.'s revenues have also been generated by three other operation subsidiaries, Pizado Foods (2001) Inc. ("Pizado"), Pizza Donini.Com Inc. and DoniniCo Inc. Pizado sells raw food products and other supplies to our franchisees and is offering selected products to other distributors and manufacturers. Pizado also intends to expand its distribution business. Pizza Donini.Com Inc., manages the call center that executes home delivery orders made from a single telephone number to the closest franchisee. DoniniCo Inc., repurchases existing Donini franchised restaurants and operates them, pending their resale to new franchisees.

          In fiscal 2004, franchise operations accounted for approximately 40.5% of our total revenues, while the sale of wholesale food products equaled approximately 59% and the remaining revenues accounted for 0.5%. This compares to 40%, 59%, and 1% respectively for fiscal 2003.

          During fiscal 2004, our consolidated revenues decreased $28,554 or 0.019% to $1,467,103 from 2003 revenues of $1,495,657. This decrease is primarily a result of discontinuance of sales to a low profit margin client. Cost of goods sold for the year ended May 31, 2004 was $476,167 or 54.1% as compared to $632,563 or 71.2% for fiscal 2003.

The working capital deficit for this period increased from $902,105 on May 31, 2003 to $992,732 on May 31, 2004. Total assets decreased from $1,038,246 as of May 31, 2003 to $813,977 as of May 31, 2004. Net losses decreased $117,212 from $363,149 during fiscal 2003 to $245,937 at May 31, 2004. The decrease in net losses is primarily due to reductions of $48,155 in advertising and promotion and $61,185 in interest expenses.

          During fiscal 2003, our consolidated revenues decreased $76,681 or 0.05% to $1,495,657 from 2002 revenues of $1,572,338. This decrease is primarily a result of discontinuance of sales to a low profit margin client. Cost of goods sold for the year ended May 31, 2003 was $632,563 or 71.2% as compared to $713,896 or 75.6% for fiscal 2002. These fewer sales resulted in a higher gross margin. The working capital deficit during this period decreased from $1,234,186 on May 31, 2002 to $902,105 on May 31, 2003. Total assets increased from $1,010,290 as at May 31, 2002 to $1,038,246 as of May 31, 2003. Net losses decreased $1,160,124 from $1,523,273 during fiscal 2002 to $363,149 on May 31,
2003. The decrease in net losses is primarily due to reductions of $439,738 in advertising and promotion, $591,521 in professional fees and $128,000 in operational expenses.

          The Company has reduced its historical losses during the past year and anticipates achieving to break even in its next fiscal year. It is on track for this goal from its repurchase and upgrade of under performing franchise outlets, from a steady improvement in its other franchise units and the launch of its Resto-Bar concept.

          The Company maintains that its liquidity will improve marginally with improved earnings, but will not be sufficient to allow it to expand its operations to any significant degree. The Company has adopted a plan to raise additional capital through an outside offering of debentures.

          On June 7, 2004 we sold a convertible note to an Investor for $1,200,000 having a face value of $1,500,000. Under that agreement we had an obligation to register with the Securities and Exchange Commission the issuance of shares of common stock pursuant to the Noteholders' right to convert the Note to equity and to exercise warrants to purchase shares of common stock. Due to the low price of the Company's shares of common stock, the Company was not able to file said Registration Statement thereby causing us to default on the loan agreement. The parties are presently negotiating a resolution of this default and we are confident that a satisfactory arrangement will be entered into to resolve this default in the very near future.


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


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors, Executive Officers and Significant Employees

          The following sets forth, as of May 31, 2004, the names and ages of all of our directors and executive officers; the date when each director was appointed; and all positions and offices in the Company held by each. Each director will hold office until the next annual meeting of shareholders and until his or her successor has been elected and qualified:

                                                                   Initial
                                      Offices                      Term of
      Name               Age           Held                        Office
-------------------     -----     -----------------------       -------------
Peter Deros              55       President, Chief              February 2001
                                  Executive Officer,
                                  Chairman and Treasurer

                                  President and CEO             May 1987
                                  of Pizza Donini, Inc.

Theo Kalaitzis           57       Director                      April 2001



Catherine Pantoulis      44       Secretary                     February 2001

Jean Vassiliadis         42       Vice-President of             May 2002
                                  Pizza Donini Inc.

                                  President and COO             March 2003
                                  Of DoniniCo Inc.

          In November 2003, Chet Zalesky tendered his resignation as a Director, for personal reasons.

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

Theo Kalaitzis - Director. Mr. Kalaitzis is General Manager of Pizado Foods
(2001) Inc. ("Pizado"). He is responsible for the day-to-day supply of all franchise operations and for the management of Pizado's production facility. Mr. Kalaitzis joined Pizza Donini Inc. in 1987. Prior to this position, Mr. Kalaitzis held management positions with a multi-unit franchisee of A&W Food Services of Canada and operated his own restaurant. Mr. Kalaitzis has been a Director of the Company since April 3, 2001.

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

Family Relationships

          No family relationships exist between any director or executive officer of Company or any person contemplated to become such, except that Sarkis Tsaoussian, President of the Company's subsidiary Pizza Donini.Com Inc., is a nephew of Peter Deros, President of the Company.

          None of the Company's securities have been registered pursuant to
Section 12 of the Exchange Act of 1934, as amended (the "Exchange Act"). Therefore, Section 16(a) of the Exchange Act is not applicable.


ITEM 10.  EXECUTIVE COMPENSATION

          We intend to reimburse the Directors for reasonable expenses incurred in connection with their directorship.

          No officer of the Company received a salary during fiscal years May 31, 2001, May 31, 2002, May 31, 2003 and May 31, 2004 in excess of $50,000.

          The following table sets forth information concerning the annual compensation received or accrued for services provided in all capacities for the fiscal years ended May 31, 2002, 2003 and 2004 by our chief executive and all our executive officers and directors serving as such as at May 31, 2004 or at any time during the year ended May 31, 2004. Common stock issued in lieu of cash salary payments was valued at $0.6798 per share. We believe that, as of the dates when such shares were issued, the actual market value of such shares was, and as of the date hereof remains, highly contingent upon, and subject to, extremely high risks.

SUMMARY COMPENSATION TABLE:

---------------------------------------------------------------------------------------------------------------------
                                                                     ANNUAL COMPENSATION
---------------------------------------------------------------------------------------------------------------------
Name and                                                                     Car Allowance
Principal Position                           Year          Salary $          and Expenses $            Other $
=====================================================================================================================
                                             2004          $ 30,325            $  9,388              $  10,000
Peter Deros,                             ----------------------------------------------------------------------------
President and CEO                            2003          $ 49,640            $  9,842              $       0
                                         ----------------------------------------------------------------------------
                                             2002          $ 30,460            $  8,487              $ 113,300 (1)
---------------------------------------------------------------------------------------------------------------------
                                             2004          $ 26,408            $ 10,442              $       0
Theo Kalaitzis,                          ----------------------------------------------------------------------------
General Manager of Pizado                    2003          $ 26,032            $ 10,838              $       0
Foods (2001) Inc.                        ----------------------------------------------------------------------------
                                             2002          $ 15,839            $  9,222              $       0
---------------------------------------------------------------------------------------------------------------------
                                             2004          $ 29,172            $  9,738              $       0
Jean Vassiliadis, President and          ----------------------------------------------------------------------------
COO of DoniniCo Inc. & Vice-                 2003          $ 29,230            $  9,490              $       0
President of Pizza Donini Inc.           ----------------------------------------------------------------------------
                                             2002          $      0            $      0              $       0
---------------------------------------------------------------------------------------------------------------------

---------------

(1)  Compensation on options converted to shares.


Employment Agreements

          There is in place an addendum to employment agreement with Theo Kalaitzis its General Manager providing future issuances of options to purchase common stock of the Company provided Mr. Kalaitzis remains in the employ of Pizado Foods (2001) Inc.

          Pizza Donini.Com Inc. has in place an addendum to employment agreement with Sarkis Tsaoussian its President and Chief Operating Officer of our subsidiary granting him 11,667 shares of our common stock and providing for the future issuances of options to purchase common stock of the Company provided Mr. Tsaoussian remains in the employ of Pizza Donini.Com Inc.

          Mr. Peter Deros currently has an employment agreement, dated May 1, 2004. The terms of Mr. Peter Deros' Employment Agreement with Pizza Donini, Inc., are as follows:

The Company's agreement with the President, Mr. Peter Deros, is for a term of five years, provides for an initial salary of one hundred and forty thousand dollars US ($ 140,000 US) per year; increasing to three hundred and fifty thousand US ($ 350,000 US) by the fifth year; a bonus of seven and one half percent (7.5%) of net earning after tax each year; the reimbursement of expenses, for the Company to provide health insurance for Mr. Deros and his family, and for a paid vacation each year. Mr. Deros shall be entitled to the grant of 2,000,000 shares of common stock of Donini , upon payment of the sum of $0.001 per share, as an extraordinary bonus for entering into this Agreement, said shares to be issued on or before October 1st, 2004 pursuant to a proper resolution of Donini' s Board of Directors. This agreement also grants to Mr. Deros the right to the issuance of various shares of common stock on the date and at the exercise prices per share as set forth below:

Date                         Number of Options                    Exercise Price
-----------------            -----------------                    --------------

October 1st, 2004                      750,000                             $.02
October 1st, 2005                    1,000,000                             $.02
October 1st, 2006                    1,250,000                             $.03
October 1st, 2007                    1,500,000                             $.04
October 1st, 2008                    2,000,000                             $.05

Stock Plan

          We have adopted an employee stock plan, which provides for the issuance of 10,000,000 shares of common stock, in the form of stock options, grants, and bonus' to employees and consultants to the Company. To date 1,000,000 shares have been issued pursuant to this plan.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth information as of May 31, 2004, with respect to security ownership of Management and persons known to the Company to be the beneficial owners of more than 5% of the common stock, $.001 par value of the Company. Except as noted, each person has sole voting power with respect to the shares shown.


                Name and                           Amount and
                Address of                         Nature of
Title of        Beneficial                         Beneficial          Percent
Class           Owner                              Ownership           of Class
-------------------------------------------------------------------------------

Common          Peter Deros                        4,090,001(1)         44.36%
                8220 Birnam  Apt. 2
                Montreal, Quebec H3N 2T9
                Canada


Common          Theo Kalaitzis                        31,500              .34%
                12 Garland
                Dollard Des Ormeaux
                Quebec H9G 2B6
                Canada

Common          Catherine Pantoulis                   33,334              .36%
                8350 Place Fonteneau
                Montreal, Quebec H1M 2T6
                Canada

Common          Jean Vassiliadis                      25,013              .27%
                467 Croissant des Orchidees
                Ste-Julie, Quebec  J3E 2C3
                Canada

                Total                              4,179,848            45.33%

---------------

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

Changes in Control

          We are not aware of any arrangements, which may at a subsequent date result in a change in control of the Company.


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

          On May 30, 2001 we granted a three-year option to purchase an aggregate of 2,250,000 shares of our Common Stock at prices ranging from $2.25 to $6.00 per share to Peter Deros, the Company's President, Chief Executive Officer, Treasurer and Chairman of our Board of Directors. Mr. Deros has also been issued 750,000 shares of common stock pursuant to his employment agreement with the Company.

          The President, who is also its Chief Operating Officer and Principal Shareholder has made personal guarantees on certain obligations of the Company and pledged 300 000 of his company stock as collateral for the bank demand note of $214,913 as of May 31, 2004.


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Exhibits

          The exhibits filed as a part of this Report or incorporated herein by reference are as follows:


          (a)   Exhibits
                --------

                31.1 Certification of the President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                32.1 Certification of the President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)   Reports on Form 8-K
                -------------------

                (a)   Letter of Resignation - Chet Zalesky
                      (incorporated as reference only as it was filed in Form S-8 dated July 14, 2004)

                (b)   Employment Agreement - Peter Deros
                      (incorporated as reference only as it was filed in Form S-8 dated July 14, 2004)

Financial Statements

          The financial statements filed as a part of this report are as follows:

          Consolidated Balance Sheet - 2004 and 2003

          Consolidated Statements of Operations for the years ended May 31, 2004 and 2003

          Consolidated Statements of Stockholders' Deficit and Comprehensive Income at May 31, 2004 and 2003

          Consolidated Statements of Cash Flows for the years ended May 31, 2004 and 2003


Reports on 8-K

          No reports on forms 8-K were filed in the last quarter of fiscal 2004.

                                   SIGNATURES

          In accordance with Section 15(d) of the Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DONINI, INC.



                                       By /s/ PETER DEROS
                                          --------------------------------------
Date: September 15, 2004                  Peter Deros, Director, Chairman,
                                          President, Chief Executive Officer and
                                          Treasurer


          In accordance with Section 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

               SIGNATURES                                 TITLE                    DATE

Principal Executive Officer:



/s/ PETER DEROS                                                               September 15, 2004
------------------------------------------
Peter Deros                                      Chief Executive Officer


Principal Financial and Accounting Officer:



/s/ PETER DEROS                                                               September 15, 2004
------------------------------------------
Peter Deros                                             Treasurer


A Majority of the Board of Directors:



/s/ PETER DEROS                                                               September 15, 2004
------------------------------------------
Peter Deros                                             Chairman


/s/ THEO KALAITZIS                                                            September 15, 2004
------------------------------------------
Theo Kalaitzis                                          Director

                  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
                 REPORTS FILED PURSUANT TO SECTION 15(D) OF THE
                      EXCHANGE ACT BY NON-REPORTING ISSUERS


          No annual report or proxy materials have been sent to security-holders during the fiscal year ended May 31, 2004 or the subsequent interim period. As at the date hereof, the Company plans to furnish proxy materials relating to its annual meeting, which is presently intended to be held during the current fiscal year. All such materials will be furnished to the Commission at the same time as they are sent to securities holders.

                                  DONINI, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                        YEAR ENDED MAY 31, 2004 AND 2003

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and stockholders
Donini, Inc.
4555 Des Grandes Prairies #30
St-Leonard, Quebec, HR 1 A5
Canada


We have audited the accompanying consolidated balance sheets of Donini, Inc. and its Subsidiaries as of May 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Donini, Inc. and its Subsidiaries as of May 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant losses from operations during the years ended May 31, 2004 and 2003 and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                /s/ SAMUEL KLEIN AND COMPANY
                                                ----------------------------
                                                SAMUEL KLEIN AND COMPANY

Newark, New Jersey
September 12, 2004

                                      DONINI, INC.

                               CONSOLIDATED BALANCE SHEETS

                                                                       May 31,
                                                              --------------------------
                                                                 2004            2003
                                                              -----------    -----------
ASSETS
------

Current Assets:
  Accounts receivables, net                                   $    71,169    $    54,593
  Inventories                                                      14,412         22,907
  Taxes receivables                                                 8,134          6,681
  Due from shareholder                                                 --        111,787
  Loan receivable                                                  16,570             --
  Current portion of franchise sales receivables                   26,118         47,193
  Prepaid expenses                                                 12,038         18,731
  Assets held for resale                                          286,070        173,343
                                                              -----------    -----------
       Total Current Assets                                       434,511        435,235

Property and Equipment (Net)                                      291,018        452,551

Franchise sales receivables                                        77,672        139,328

Trademarks                                                         10,776         11,132
                                                              -----------    -----------
       Total Assets                                           $   813,977    $ 1,038,246
                                                              ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
--------------------------------------------

Current Liabilities:
  Current portion of long-term debt                           $   245,932    $   367,594
  Loans payable                                                   357,592        129,183
  Accounts payables and accrued liabilities                       809,308        756,532
  Due to shareholder                                               14,411             --
  Deposits payable                                                     --         84,031
                                                              -----------    -----------
       Total Current Liabilities                                1,427,243      1,337,340

Long-Term Liabilities:
  Long - term debt                                                493,757        569,188
                                                              -----------    -----------
       Total Liabilities                                        1,921,000      1,906,528
                                                              -----------    -----------

Stockholders' Equity (Deficit):
  Common stock ($.001 par value 100,000,000 shares
    authorized, 9,220,871 and 6,920,871 issued and
    outstanding at May 31, 2004 and 2003 respectively               9,220          6,920
  Additional paid-in capital                                    4,404,761      4,384,061
  Foreign currency translation adjustment                         (55,551)       (39,747)
  Accumulated deficit                                          (5,465,453)    (5,219,516)
                                                              -----------    -----------
       Total Stockholders' Equity (Deficit)                    (1,107,023)      (868,282)
                                                              -----------    -----------

       Total Liabilities and Stockholders' Equity (Deficit)   $   813,977    $ 1,038,246
                                                              ===========    ===========

---------------

The accompanying notes are an integral part of these financial statements.

                                  DONINI, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       For the Years Ended
                                                             May 31,
                                                   ----------------------------
                                                      2004             2003
                                                   -----------      -----------

Revenues:
  Sales                                            $   880,633      $   887,731
  Royalties and other related revenues                 319,715          370,520
  Order processing fees                                177,669          185,735
  Initial franchise fees                                89,086           51,671
                                                   -----------      -----------
       Total Revenues                                1,467,103        1,495,657
                                                   -----------      -----------

Cost of Goods Sold                                     476,167          632,563
                                                   -----------      -----------

Gross Profit                                           990,936          863,094
                                                   -----------      -----------

Costs and expenses:
  General and administrative expenses                  708,020          576,098
  Advertising and promotion                            187,916          236,071
  Salaries                                             210,411          178,785
  Interest expense                                      87,599          148,784
  Depreciation and amortization                         74,542           77,806
  Product development                                       --           29,287
                                                   -----------      -----------
       Total Costs and Expenses                      1,268,488        1,246,831
                                                   -----------      -----------

Income (Loss) from Operations                         (277,552)        (383,737)

Other Income (Expenses)                                  7,479           20,588
Gain on sale of fixed assets                            24,136               --
                                                   -----------      -----------

Net Income (Loss) before Income Taxes                 (245,937)        (363,149)

Provision for Income Taxes                                  --               --
                                                   -----------      -----------

Net (Loss)                                         $  (245,937)     $  (363,149)
                                                   ===========      ===========

Earnings (Loss) Per Share
  Basic and diluted (loss) per share               $     (0.03)     $     (0.05)
                                                   ===========      ===========

  Basic and diluted weighted average
    common shares outstanding                        7,495,871        6,778,566
                                                   ===========      ===========

---------------

The accompanying notes are an integral part of these financial statements.

                                  DONINI, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          For the Years Ended
                                                                May 31,
                                                         ----------------------
                                                           2004         2003
                                                         ---------    ---------

Cash Flows from Operating Activities:
  Net (loss)                                             $(245,937)   $(363,149)
  Adjustments to reconcile net (loss)
    to net cash (used in) operating activities:
      Depreciation and amortization                         74,542       77,806
      Compensation expense                                  23,000           --
      Gain on disposition of fixed assets                  (24,136)          --
      Foreign translation adjustments                      (15,804)    (106,913)
      Change in taxes receivables                           (1,453)      28,114
  Change in operating assets and liabilities:
    Accounts receivable                                    (16,576)      (9,529)
    Inventories                                              8,495         (846)
    Prepaid expenses and other current assets                6,693        1,249
    Accounts payable and accrued liabilities                52,776     (103,769)
                                                         ---------    ---------

       Net cash (used in) operating activities            (138,400)    (477,037)
                                                         ---------    ---------

Cash Flows from Investing Activities:
  Increase in franchise sales receivables                     (118)     (77,271)
  Proceeds from franchise sales receivables                 82,849      170,525
  Advances to shareholder                                       --       49,053
  Proceeds of shareholder's loan receivable                111,787           --
  Decrease (Increase) in assets held for resale           (112,727)    (137,345)
  Acquisition of property and equipment                    (12,053)    (129,712)
  Loan receivable                                          (16,570)          --
  Proceeds of disposition of fixed assets                  123,536           --
                                                         ---------    ---------
       Net cash (used in) provided by
        investing activities                               176,704     (124,750)
                                                         ---------    ---------

Cash Flows from Financing Activities:
  Proceeds from loans payable                              648,715      180,395
  Principal payments on loans payable                     (420,307)     (74,250)
  Proceeds from long term-debt                              62,277      590,804
  Proceeds from shareholder loans                           14,411           --
  Principal payments on long term-debt                    (259,369)    (179,193)
  Proceeds from deposits                                        --      116,913
  Repayment of deposits                                    (84,031)     (32,882)
                                                         ---------    ---------
       Net cash (used in) provided by
         financing activities                              (38,304)     601,787
                                                         ---------    ---------

Net (Decrease) Increase in Cash and Cash Equivalents            --           --

Cash and cash equivalents, beginning of year                    --           --
                                                         ---------    ---------

Cash and cash equivalents, end of year                   $      --    $      --
                                                         ---------    ---------

                                  DONINI, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                          For the Years Ended
                                                                May 31,
                                                         ----------------------
                                                           2004         2003
                                                         ---------    ---------

Supplemental Disclosure of Cash Flow Information:
  Interest paid during the year                          $  87,599    $      --
                                                         =========    =========
  Income taxes paid during the year                      $      --    $      --
                                                         =========    =========

Supplemental Disclosure of Noncash Investing and
  Financing Activities:
    Common stock issued in settlement of debt            $      --    $ 293,480
                                                         =========    =========
    Common stock issued for services rendered            $  23,000    $ 269,752
                                                         =========    =========

---------------

The accompanying notes are an integral part of these consolidated financial statements.

                                                            DONINI, INC.

                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                             FOR THE YEARS ENDED MAY 31, 2004 AND 2003


                                                    Common Stock
                                                  $0.001 Par Value
                                              ------------------------                                                    Total
                                                             Common       Additional                    Foreign       Stockholders'
                                               Number         Stock         Paid-In                     Currency         Equity
                                              of Shares      Amount         Capital       Deficit      Translation      (Deficit)
                                              ---------    -----------    -----------   -----------    -----------    -------------

Balances June 1, 2002                         6,607,639    $     6,607    $ 3,821,142   $(4,856,367)   $    67,166    $    (961,452)

  Common stock issued in exchange for debt      293,480            293        293,187            --             --          293,480

  Cancellation of common stock issued
    upon termination of services agreement     (250,000)          (250)           250            --             --               --

  Common stock issued in connection with
    services rendered                           269,752            270        269,482            --             --          269,752

  Foreign currency translation                       --             --             --            --       (106,913)        (106,913)

  Net loss for the year ended
    May 31, 2003                                     --             --             --      (363,149)            --         (363,149)
                                              ---------    -----------    -----------   -----------    -----------    -------------

Balances May 31, 2003                         6,920,871          6,920      4,384,061    (5,219,516)       (39,747)        (868,282)

  Common stock issued in connection with
    services rendered                         2,300,000          2,300         20,700            --             --           23,000

  Foreign currency translation                       --             --             --            --        (15,804)         (15,804)

  Net loss for the year ended
    May 31, 2004                                     --             --             --      (245,937)            --         (245,937)
                                              ---------    -----------    -----------   -----------    -----------    -------------

Balances May 31, 2004                         9,220,871    $     9,220    $ 4,404,761   $(5,465,453)   $   (55,551)   $  (1,107,023)
                                              =========    ===========    ===========   ===========    ===========    =============

---------------

The accompanying notes are an integral part of these financial statements.

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2004 AND 2003


1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company
-----------

Donini, Inc. (formerly PRS Sub VI, Inc.) (the "Company") is incorporated in the State of New Jersey and through its wholly-owned subsidiary Pizza Donini Inc. (the "Subsidiary") and its other subsidiaries, Pizado Foods (2001) Inc., Pizza Donini.Com Inc. and DoniniCo Inc., is the franchisor, manufacturer and distributor of frozen ready-made pizza, frozen and refrigerated sauces and pizza dough to franchise, retail and wholesale customers, the operator of a call center for home delivery of pizza and other food products and operating restaurants.

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

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2004 AND 2003
                                   (Continued)



1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity
---------

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern and that assets and liabilities have been recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business. However, the accompanying financial statements report that the Company has incurred significant operating losses during the years ended May 31, 2004 and 2003 and has a deficit in shareholders' equity and a working capital deficit at May 31, 2004. In addition, the Company will require additional financing to meet its future obligations.

These matters raise substantial doubt as to the Company's ability to continue as a going concern. The Company's ability to continue as a going concern will depend on its attaining profitable operations and the ability to obtain additional financing. Should the going concern assumption not be appropriate, significant adjustments may be necessary to the recorded amounts of assets and liabilities.

In order to meet these goals to secure additional capital funding, the Company has engaged the services of an investment banker in an effort to raise an additional $2,000,000 of equity and/or debt financing through the issuance of common stock, convertible debentures or a combination thereof (see note 14 "subsequent events"). In addition, the Company has secured further commitments from its existing and new customers for additional installations at their food services facilities to provide ready made frozen pizza and is seeking to finance this future growth through equipment leasing arrangements and other means. Finally, the Company has adopted various streamlining and cost control measures to ensure that optimal profit margins are realized and that existing resources are maximized.

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

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2004 AND 2003
                                   (Continued)


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

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2004 AND 2003
                                   (Continued)


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

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2004 AND 2003
                                   (Continued)


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

     Costs associated with development of new products are charged to operations as incurred.

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

     Comprehensive Income
     --------------------

     The Company reports components of comprehensive income under the requirements of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement establishes rules for the reporting of comprehensive income and its components which require that certain items such as foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities, minimum pension liability adjustments and unearned compensation expense related to stock issuances to employees be presented as separate components of stockholders' equity (deficit).

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2004 AND 2003
                                   (Continued)


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

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2004 AND 2003
                                   (Continued)


1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements
--------------------------------

In January, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51", which provides guidance on the identification of and reporting for variable interest entities. Interpretation No. 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated. Interpretation No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Company does not expect the adoption of Interpretation No. 46 to have a significant impact on its future results of operations or financial position.

In May, 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity", (SFAS 150). SFAS 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in statements of financial position (balance sheets). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective for the Company in the second quarter of the year ended May 31, 2004. The adoption of SFAS 150 had no impact on the Company's financial position or results of operations for the year ended May 31, 2004, and the Company does not expect the adoption of this pronouncement to have any impact on its future financial position or results of operations.


2.   ACCOUNTS RECEIVABLE

Accounts receivable are reflected on the balance sheet net of allowance for doubtful accounts. A summary of activity in the allowance for doubtful accounts is summarized as follows:


     Balance June 1, 2002                              $        --

     Bad debt reserved                                       1,702
     Amounts written off                                    (1,702)
                                                       -----------

     Balance May 31, 2003                                       --

     Bad debts reserved                                     47,592
     Amounts written off                                   (47,592)
                                                       -----------

     Balance May 31, 2004                              $        --
                                                       ===========


3.   ASSETS HELD FOR RESALE

Assets held for resale represent equipment and other assets reacquired from franchise purchasers. During the year ended May 31, 2004 the Company resold approximately $117,104 of the $173,343 assets that were held for resale at May 31, 2003 and repossessed equipments from additional franchises amounting to approximately $229,831 and are in the process of reselling them.

                                  DONNINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2004 AND 2003
                                   (Continued)


4.   FRANCHISE SALES RECEIVABLES

Franchise sales receivables represent amounts owing from franchise purchasers resulting from the sales of franchises including the related equipment included in each restaurant. Terms generally range up to eight years with interest rates from 5% to 10%.

                                                                          May 31,
                                                                  -------------------------
                                                                     2004          2003
                                                                  -----------   -----------

Balance of sales at 9%, receivable in weekly installments of
$384 including interest, commencing September 1998, due
August 2003 and secured by the tangible and intangible
property sold, except real estate                                 $        --   $     4,557

Balance of sales at 9%, receivable in weekly installments of
$335 including interest, commencing August 2000, due July
2004 and secured by the tangible and intangible property
sold, except real estate                                                3,399        19,972

Balance of sales at 5%, receivable in weekly installments of
$139 including interest, commencing March 2002, due February
2010 and secured by the tangible and intangible property sold,
except real estate                                                     36,988        41,168

Balance of sales at 6%, receivable in weekly installments of
$84 including interest, commencing May 1, 2002 to April 2003, increasing to $146 from April 2004 to April 2005, increasing to
$183 from April 2005 to April 2006, increasing to $211 from
April 2006 to April 2010, and secured by the tangible and
intangible property sold, except real estate                               --        53,633

Balance of sales at 6%, receivable in weekly installments of
$183 including interest, commencing September 2002, due
August 2006 and secured by the tangible and intangible
property sold, except real estate                                      29,068        30,821

Balance of sales at 7%, receivable in weekly installments of
$183, including interest commencing November 2002, due
October 2007 and secured by the tangible and intangible
property sold, except real estate                                      34,335        36,370
                                                                  -----------   -----------

                                                                      103,790       186,521
Less: Current portion                                                  26,118        47,193
                                                                  -----------   -----------
                                                                       77,672       139,328
                                                                  ===========   ===========

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2004 AND 2003
                                   (Continued)


5.   PROPERTY AND EQUIPMENT

Property and equipment, at cost, and their respective useful lives consist of the following at May 31:

                                                                      Estimated
                                                                        Useful
                                            2004          2003          Lives
                                         -----------   -----------   -----------

Furniture and equipment                  $   509,919   $   590,915       5-7
Digital telephone system                      45,502        45,502        5
Computer equipment                            99,617        99,617        3
Computer software                             36,827        36,827        3
Rolling stock                                  7,742            --        5
Leasehold improvements                         5,772        45,144       3-5
Website                                       10,356        10,356        3
                                         -----------   -----------
                                             715,735       828,361
Less: Accumulated depreciation               424,717       375,810
                                         -----------   -----------

Net Book Value                           $   291,018   $   452,551
                                         ===========   ===========


6.   LOANS PAYABLE

The loans payable are non-interest bearing and have no specific terms of repayment.


7.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities were as follows at May 31:

                                                                May 31,
                                                       -------------------------
                                                          2004          2003
                                                       -----------   -----------

Cash Overdraft                                         $    11,182   $    48,159
Accounts payable - trade                                   331,845       366,771
Accrued liabilities                                         44,483        13,079
Accrued payroll and related deductions                     301,212       216,586
Other trade payable                                         34,666        38,893
Sales tax payable                                           85,920        73,044
                                                       -----------   -----------

                                                       $   809,308   $   756,532
                                                       -----------   -----------

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2004 AND 2003
                                   (Continued)


8.   LONG-TERM DEBT

                                                                          May 31,
                                                                 -------------------------
                                                                    2004          2003
                                                                 -----------   -----------

Small business bank loan repaid June 2004                        $    22,460   $    39,580

Bank loan unsecured repayable in 50 consecutive
monthly principal installments of $948, bearing interest at 7%        40,460        74,470

Loan payable unsecured, bearing interest at 12%,
repayable in monthly installments of $788 including
interest, originally due July 2001                                     7,065        10,008

Bank demand note bearing interest at the bank's prime rate
2%, repayable in monthly principal installments of
$3,744, due March 2005, secured by securities of the
Company's president and his limited personal guarantee               214,913       217,731

Loan payable, unsecured, bearing interest at 7%
repayable in monthly installments of $1,668 including
interest, due april 2004                                                  --        20,490

Loan payable, Repaid June 2004                                        36,991        57,749

Loan payable, unsecured, non interest bearing with no
specified terms of repayment                                              --        51,880

Loan payable, unsecured, non interest bearing repayable in
bi-monthly installments of $411, due September 2005                   12,904        12,860
                                                                 -----------   -----------
Balance (Carried Forward)                                        $   334,793   $   484,768
                                                                 -----------   -----------

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2004 AND 2003
                                   (Continued)


8.   LONG-TERM DEBT (Continued)

                                                                        May 31,
                                                               -------------------------
                                                                  2004          2003
                                                               -----------   -----------

Balance (Brought Forward)                                      $   334,793   $   484,768

Loan payable, unsecured, non interest bearing repayable in
bi-monthly installments of $637, due December 2005                  24,224        23,643

Loan payable, unsecured, non interest bearing, repayable in
weekly installments of $164, due November 2004                          --         3,930

Loan payable, unsecured, non interest bearing, repayable in
monthly installements of $749, due October 2005                     12,224        11,945

Loan payable unsecured, non interest bearing, repayable
in weekly installments of $187 for July 2004 and August 2004 increasing to $374 for September 2004 and October 2004
increasing to $561 for November 2004 and December 2004
increasing to weekly payments of $748 until paid                    51,943        36,908

Loan payable, unsecured, bearing interest of 7.25% per
annum, repayable in weekly installments of $225 from
July 2003 till December 2003 increasing to $374 from
January 2004 to June 2004 increasing to $599 from
July 2004 to December 2004, increasing to $749
from January 2005 to June 2005 increasing to $898
from July 2005 to October 2006                                      83,418        94,641
                                                               -----------   -----------

Balance (Carried Forward)                                      $   506,602   $   655,835
                                                               -----------   -----------

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2004 AND 2003
                                   (Continued)


8.   LONG-TERM DEBT (Continued)

                                                                         May 31,
                                                                -------------------------
                                                                   2004          2003
                                                                -----------   -----------

Balance (Brought Forward)                                       $   506,602   $   655,835

Loan payable, unsecured, bearing interest of 7.25% per
annum, repayable in weekly installments of $150
from October 2003 till March 2004 increasing to $300
from April 2004 to September 2004 increasing to $450
from October 2004 to March 2005, increasing to $600
from April 2005 to September 2005 decreasing to $375
from October 2005 to November 2005                                   36,862        36,645

Loan payable, secured by a guarantee by a director, bearing
interest of 4% per annum, repayable in weekly installments of
$723, due April 2006                                                 74,833       133,893

Loan payable, secured by a guarantee by a director, bearing
interest of 4% per annum, repayable in weekly installments of
$738, due February 2007                                             106,419       110,409

Loan payable, secured by a guarantee by a director, bearing
interest of 12% per annum, repayable in 48 monthly
installments of $394, due March 2008                                 14,973            --
                                                                -----------   -----------
                                                                    739,689       936,782

Less:  Current portion                                              245,932       367,594
                                                                -----------   -----------

                                                                $   493,757   $   569,188
                                                                ===========   ===========

Principal repayments of long-term debt due in the next five years are as follows at May 31,:

                 2005                         245,932
                 2006                         214,927
                 2007                         191,796
                 2008                          52,121
                 2009                          34,913
                                          -----------

                                          $   739,689
                                          ===========

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2004 AND 2003
                                   (Continued)


9.   INCOME TAXES

As at May 31, 2004, the Company and its subsidiaries had $1,717,245 of losses for Canadian federal income tax purposes and $1,527,245 for Quebec taxes available for carry forward to reduce future years taxable income expiring as follows:

                               Canadian
  Expiring                      Federal                       Quebec
  --------                    -----------                  -----------

    2005                      $   132,000                  $
    2006                          228,000                      196,000
    2007                          113,000                       72,000
    2008                          291,000                      303,000
    2009                          593,000                      594,000
    2010                          360,245                      362,245
                              -----------                  -----------
                              $ 1,717,245                  $ 1,527,245
                              ===========                  ===========

Details of deferred income tax (assets) and liabilities are as follows:

                                                        2004           2003
                                                     -----------    -----------

Net operating losses                                 $  (746,000)   $  (655,000)
Capital assets - differences between net
  book value and undepreciated capital
  cost                                                    31,000         26,285
                                                     -----------    -----------

Net deferred tax asset                                  (715,000)      (628,715)

Less valuation allowance                                 715,000        628,715
                                                     -----------    -----------

                                                     $        --    $        --
                                                     ===========    ===========

The valuation allowance increased by approximately $86,000 in 2004 due mainly to the current year's operating loss.

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2004 AND 2003
                                   (Continued)


10.  RELATED PARTY TRANSACTIONS

The Company has received loans and advances from its President, who is also its chief operating officer and a principal shareholder. At May 31, 2004 there was an outstanding payable of $14,411, net of repayments made during the year. In addition, he has made personal guarantees on certain obligations of the Company and pledged 300,000 shares of his Company stock as collateral for the bank demand note of $214,913 as of May 31, 2004.


11.  COMMITMENTS AND CONTINGENCIES

Employment Agreement
--------------------

The Company has entered into an employment contract with its president and Chief Executive Officer for five years commencing on June 1, 2004 which calls for a compensation for the years ending May 31, as follows:

                       May 31,
                       -------

                        2005                      $ 140,000
                        2006                      $ 185,000
                        2007                      $ 225,000
                        2008                      $ 275,000
                        2009                      $ 350,000

The contract also calls for a 7.5% bonus of net profit achieved by the Company paid every 6 month after each fiscal year and the grant of options to purchase shares as follows:

                                       Numebr Of               Exercise
             Date                       Options                 Price
         ---------------              -----------              --------

         October 1, 2004                 750,000                $0.02
         October 1, 2005               1,000,000                $0.02
         October 1, 2006               1,250,000                $0.03
         October 1, 2007               1,500,000                $0.04
         October 1, 2008               2,000,000                $0.05

This agreement also calls for the grant of 2,000,000 shares of Common Stock of Donini Inc. at $ 0.001 per share as a sign-on bonus and said shares should be issued on or before October 1, 2004.

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2004 AND 2003
                                   (Continued)


11.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Leases
------

The Company's subsidiaries have entered into operating leases for their premises and equipment with minimum annual rental payments for the years following May 31, 2004 as follows:

                   2005                     $  60,104
                   2006                     $  56,368

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

     Pizza Donini has been sued by a former lender bank for repayment of a loan originally due in March 2003. Pizza Donini has disputed certain fees charged by the bank, had counter sued and had ceased making monthly payments on the loan. The amount of the loan, including accrued interest, was $74,740 at May 31, 2003 and $66,704 at May 31, 2002 and is included in long-term debt.

     However this lawsuit was settled during April, 2004 for a down-payment of approximately $15,000 and 50 monthly payments of $948 and the remaining balance is reflected in long-term debt at May 31, 2004.


12.  STOCKHOLDERS' EQUITY (DEFICIT)

     Common Stock
     ------------

     On February 6, 2001, the Company amended its Certificate of Incorporation increasing its authorized shares of common stock from 10,000,000 to 100,000,000.

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2004 AND 2003
                                   (Continued)


12.  STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

     Common Stock (Continued)
     ------------

     In August 2002, an agreement signed in May 2001 between a third party and the Company for services to be rendered by the third party was cancelled by mutual consent of the two parties. Therefore, the 250,000 common shares (after the reverse split) that were issued under this agreement and the options that were granted to purchase an additional 250,000 of common stock under the same agreement were also cancelled by mutual consent.

     In July 2002, $270,000 of convertible subordinated debentures (plus interest of $23,480) were converted into 293,480 shares of the Company's common stock along with 29,348 three year warrants to purchase common stock at $1.66 per share.

     During November 2002 the Company issued 269,752 shares of its common stock in settlement of accounts payables amounting to $269,752.

     In March 2004, 1,300,000 common shares were issued to third parties for services rendered to the Company. Also in March 2004, 1,000,000 common shares were issued to the Company's President in lieu of salary for services rendered to date for which no compensation was received. The estimated fair value of shares issued amounted to $23,000 or $0.01 per share which has been recorded as compensation expense.

     In May 2001, the Company entered into agreements which included issuing options to purchase common shares to key executives and several third parties which were exercisable at various dates after the Company's common stock began public trading.

     At May 31, 2004 a summary of these outstanding options is as follows:

     Number of
      Options            Exercise Date                   Exercise Price
     ----------          -------------            -----------------------------

      193,333            July 5, 2004              75% of average trading price
      125,000            July 5, 2004             110% of average trading price
      -------

      318,333
      -------

     The average five day trading price immediately following 91 days of trading of stock was $1.33. The effective trading date was April 4, 2002. During the year ended May 31, 2004 the 221,666 options exercisable July 5, 2003 expired unexercised. Also the 318,333 warrants exercisable on July 5, 2004 expired unexercised.

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2004 AND 2003
                                   (Continued)

12.  STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

     Common stock options and warrants
     ---------------------------------

     On May 8, 2001, the Company granted warrants to a third party to purchase 333,333 common shares of the Company at prices ranging from $3.00 to $9.00 per share, exercisable at any time during a three-year period from the date of issuance. These warrants expired unexercised in May, 2004.

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

     The Company has determined that the carrying value of its short-term financial assets and liabilities approximates their fair values as at May 31, 2004 and 2003 because of the short-term maturity of those instruments.

     The carrying amounts of franchise sales receivables are reasonable estimates of their fair value.

     The carrying value of the small business bank loan and the unsecured bank loan approximates their fair value at May 31, 2004 and 2003 as the debt bears interest at floating rates. The carrying value of the unsecured loan, although at fixed interest rates, approximates their fair value as the interest rates are comparable to the Company's incremental borrowing rate.

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

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2004 AND 2003
                                   (Continued)


14. SUBSEQUENT EVENTS

On June 7, 2004 the Company has entered into a convertible loan agreement with Global Capital Funding Group, L.P. ("Global") for an approximately aggregate sum of $1,500,000. That agreement provides for the conversion of the loan into shares of the Company's common stock, based upon the market price of the Company's common stock at the exercise of the conversion privilege. However due to the terms of the conversion option and the low market price of the Company's common stock the Company and Global are currently in the process of renegotiating the terms of the loan at terms mutually agreeable to both parties.

During September, 2004 the Company is preparing to open its first new Franchise of restaurants ("Resto-Bar") that will serve fine Italian Cuisine in addition to Donini's already existing menu.

During August, 2004 the Company has entered into a marketing agreement with Premier Marketing International Ltd. (PMI) a leading marketing company in the food business to market its new frozen ready to eat pizza.