Form 10KSB/A
period 2004-05-31
DONINI INC
filed 2004-09-16
CIK 1129900

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                               (Amendment No. 1)**

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


Transitional Small Business Disclosure Format (check one)
Yes [ ]  No [X]

** This Amendment No. 1 to Form 10-KSB is to include Exhibit 99.A, the resignation letter of Chet Zalesky which was inadvertently omitted from the initial 10-KSB filing of September 15, 2004.

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

          The exhibits filed as a part of this Report or incorporated herein by reference are as follows:


          (a)   Exhibits
                --------

                31.1 Certification of the President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                32.1 Certification of the President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                99.A       Letter of Resignation - Chet Zalesky

          (b)   Reports on Form 8-K
                -------------------

                (a)   Employment Agreement - Peter Deros
                      (incorporated as reference only as it was filed in Form S-8 dated July 14, 2004)

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


                                       DONINI, INC.



                                       By /s/ PETER DEROS
                                          --------------------------------------
Date: September 16, 2004                  Peter Deros, Director, Chairman,
                                          President, Chief Executive Officer and
                                          Treasurer


          In accordance with Section 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

               SIGNATURES                                 TITLE                    DATE

Principal Executive Officer:



/s/ PETER DEROS                                                               September 16, 2004
------------------------------------------
Peter Deros                                      Chief Executive Officer


Principal Financial and Accounting Officer:



/s/ PETER DEROS                                                               September 16, 2004
------------------------------------------
Peter Deros                                             Treasurer


A Majority of the Board of Directors:



/s/ PETER DEROS                                                               September 16, 2004
------------------------------------------
Peter Deros                                             Chairman


/s/ THEO KALAITZIS                                                            September 16, 2004
------------------------------------------
Theo Kalaitzis                                          Director

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