Form 10QSB
period 2004-08-31
DONINI INC
filed 2004-10-20
CIK 1129900

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

  [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 2004

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


                                TABLE OF CONTENTS

PART I                                                                      Page
                                                                            ----

Item 1 - Financial Information (unaudited)

   Donini, Inc.

   Consolidated Balance Sheet as of
     August 31, 2004 and May 31,2004.....................................     3

   Consolidated Statements of Operations
     for the three month periods
     ended August 31, 2004 and 2003 .....................................     4

   Consolidated Statements of Cash Flows
            for the three month period ended
            August 31, 2004 and 2003 ....................................     5

   Notes to Financial Statements (unaudited).............................   6-7

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations ..................     8

PART II

Item 1 - Legal Proceedings ..............................................     9

Item 2 - Changes in Securities and Use of Proceeds.......................     9

Item 3 - Defaults Upon Senior Securities.................................     9

Item 4 - Submission of Matters to a Vote of Security Holders.............     9

Item 6 - Exhibits and Reports on Form 8-K................................     9

PART I

ITEM 1- FINANCIAL INFORMATION (UNAUDITED)

                                  DONINI, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                       August 31,        May 31,
ASSETS                                                                    2004            2004
------                                                                ------------    ------------
                                                                       (Unaudited)      (Audited)
Current Assets:
  Cash                                                                $    457,626              --
  Accounts receivable, net                                                  66,306          71,169
  Inventories                                                               13,790          14,412
  Taxes receivables                                                         13,104           8,134
  Due from shareholder                                                     158,232              --
  Loan Receivable                                                               --          16,570
  Current portion of franchise sales receivables                            18,975          26,118
  Prepaid expenses                                                           7,039          12,038
  Assets held for resale                                                   312,290         286,070
                                                                      ------------    ------------
        Total Current Assets                                             1,047,362         434,511

Property and Equipment (Net)                                               297,848         291,018
Franchise sales receivables                                                 50,066          77,672
Trademarks                                                                  10,699          10,776
Unamortized loan finance cost                                              449,800              --
                                                                      ------------    ------------

                Total Assets                                          $  1,855,775    $    813,977
                                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
---------------------------------------

Current Liabilities:
  Current portion of long-term debt                                   $    183,137    $    245,932
  Loans payable                                                            287,718         357,592
  Accounts payable and accrued liabilities                                 739,610         809,308
  Due to shareholders                                                           --          14,411
                                                                      ------------    ------------
        Total Current Liabilities                                        1,210,465       1,427,243

Long-Term Liabilities:
Loans Payable                                                              493,046         493,757
Note Payable secured                                                     1,500,000              --
                                                                      ------------    ------------
                Total Liabilities                                        3,203,511       1,921,000
                                                                      ------------    ------------


Stockholders' Equity(Deficit):
  Common stock ($.001 par value 100,000,000 shares
    authorized, 18,420,871 and 9,220,871  issued and
    outstanding August 31, 2004 and May 31, 2004 respectively               18,420           9,220
  Additional paid-in capital                                             5,223,561       4,404,761
  Foreign currency translation adjustment                                  (59,074)        (55,551)
  Accumulated deficit                                                   (6,530,643)     (5,465,453)
                                                                      ------------    ------------
                Total Stockholders' Equity(Deficit)                     (1,347,736)     (1,107,023)
                                                                      ------------    ------------

                Total Liabilities and Stockholders' Equity(Deficit)   $  1,855,775    $    813,977
                                                                      ============    ============

----------------------

See accompanying notes to consolidated financial statements.

                                  DONINI, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                   For the Three Months Ended
                                                           August 31,
                                                 ------------------------------
                                                     2004              2003
                                                 ------------      ------------

Revenues:
  Sales                                          $    123,916      $    206,432
 Sale of stores                                       319,303                --
  Royalties and other related revenues                 80,494            82,769
  Order processing fees                                39,094            43,403
  Initial franchise fees                               33,809            21,810
                                                 ------------      ------------
        Total Revenues                                596,616           354,414
                                                 ------------      ------------

Cost of Goods Sold - Sales                             78,124           130,669
Cost of Stores Sold                                   276,285                --
                                                 ------------      ------------
                                                      354,409           130,669
                                                 ------------      ------------
                                                      242,207           223,745
                                                 ------------      ------------

Costs and Expenses:
  General and administrative expenses                 264,389           144,606
  Advertising and promotion                            64,468            61,933
  Salaries                                             56,479            54,217
  Interest expense                                     23,602            28,217
  Depreciation and amortization                        13,799            20,989
  Compensation cost                                   828,000                --
  Amortization of finance cost                         60,000                --
                                                 ------------      ------------
        Total Costs and Expenses                    1,310,737           309,962
                                                 ------------      ------------

Income (Loss) from operations                      (1,068,530)          (86,217)
Other income (Expenses)                                 3,340             2,249
                                                 ------------      ------------
Net income (Loss) before income taxes              (1,065,190)          (83,968)
                                                 ============      ============

Net (Loss)                                         (1,065,190)          (83,968)
                                                 ------------      ------------

Earnings (Loss) per share
  Basic and diluted per share                    $      (0.07)     $      (0.01)
                                                 ============      ============

  Basic and diluted weighed average
    common shares outstanding                      13,820,871         6,920,688
                                                 ============      ============

----------------------

See accompanying notes to consolidated financial statements.

                                  DONINI, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 For the Three Months Ended
                                                                                         August 31,
                                                                                ----------------------------
                                                                                    2004            2003
                                                                                ------------    ------------
Cash Flows from Operating Activities:
  Net (loss)                                                                    $ (1,065,190)   $    (83,968)
  Adjustments to reconcile net (loss) to cash (used in) operating activities:
    Compensation expense                                                             828,000
    Depreciation and amortization                                                     13,799          20,989
    Unamortized loan finance cost                                                   (449,800)             --
    Foreign translation adjustments                                                   (3,523)         15,589
    Change in taxes receivables                                                       (4,970)          3,889
    Change in operating assets and liabilities:
    Accounts receivable                                                                4,863          (7,912)
    Inventories                                                                          622            (926)
    Loan receivable                                                                   16,570
    Prepaid expenses                                                                   4,999          (2,476)
    Accounts payable and accrued liabilities                                         (69,698)         71,506
                                                                                ------------    ------------
     Net cash provided by (used in)
       operating activities                                                         (724,328)         16,691
                                                                                ------------    ------------

Cash Flows from Investing Activities:
  Increase in franchise sales receivable                                             (38,080)            (98)
  Proceeds from franchise sales receivable                                            72,829          16,571
  Acquisition of  fixed assets                                                       (20,552)
  Increase in assets held for resale                                                 (26,220)        (10,556)
                                                                                ------------    ------------
     Net cash provided by (used in)
       investing activities                                                          (12,023)          5,917
                                                                                ------------    ------------

Cash Flows from Financing Activities:
  Due from shareholder                                                              (172,643)          7,219
  Proceeds from loans payable                                                         15,141         109,530
  Principal payment of loans payable                                                 (85,015)        (62,842)
  Proceeds from long-term debt                                                         8,360          12,830
  Principal (payment) of long-term debt                                              (71,866)        (88,309)
  Proceed from note payable secured                                                1,500,000              --
  (Repayment) of deposit payable                                                          --          (1,035)
                                                                                ------------    ------------

        Net cash provided by (used in) financing activities                     $  1,193,977    $    (22,608)
                                                                                ------------    ------------

Net increase in Cash and Cash Equivalents                                            457,626              --

Cash and Cash Equivalents, beginning of period                                            --              --
                                                                                ------------    ------------

Cash and Cash Equivalents, end of period                                        $    457,626    $         --
                                                                                ============    ============

Supplemental Disclosure of Cash Flow Information:
   Interest paid during the period                                              $     23,602    $         --
                                                                                ============    ============
   Income taxes paid during the period                                          $         --    $         --
                                                                                ============    ============

Supplemental Disclosure of Noncash Investing and
  Financing Activities:
  Common stock issued as compensation                                           $    828,000    $         --
                                                                                ============    ============

--------------------

See accompanying notes to consolidated financial statements.

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 August 31, 2004



1.  DESCRIPTION OF BUSINESS

Donini, Inc. (formerly PRS Sub VI, Inc.) (the "Company") is incorporated in the State of New Jersey and through its wholly-owned subsidiary Pizza Donini Inc. (the "Subsidiary") and its subsidiaries, Pizado Foods (2001) Inc., Pizza Donini.Com Inc. and Doninico Inc., is the franchisor, manufacturer and distributor of frozen ready-made pizza, frozen and refrigerated sauces and pizza dough to franchise, retail and wholesale customers, and the operator of a call center for home delivery of pizza and other food products and operate company owned restaurants. The company has recently begun to expand its offerings to casual Italian dining services through its Resto-Bar concept.

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

The accompanying unaudited consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, in the opinion of management, all adjustments that are of a normal and recurring nature necessary to present fairly the results of operations, financial position and cash flows have been made. It is suggested that these statements be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2004.

The statements of operations for the three months ended August 31, 2004 and 2003 are not necessarily indicative of results for the full year.


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

                                   DONINI INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 August 31, 2004
                                   (Continued)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

3.  STOCKHOLDERS' EQUITY

Capital
-------

During the three months ended August 31, 2004 the Company issued 9,200,000 shares of its common stock, the Company recognized as compensatory costs the difference between the par value paid of $0.001 and the estimated fair market value of the stock issued totaling $828,000.

The Company also granted options totaling 7,000,000, 500,000 of which were exercisable upon their grant until March 15, 2005 and 6,500,000 with future exercise dates commencing from October, 2004 till October, 2008 at exercise price of $0.001 for 600,000 and a price ranging from $0.02 to $0.05 for the remaining options.

Due to the volatility and almost no market price of the Company's common stock the company recorded no expense as these options are not exercisable till future dates.

4.  SUBSEQUENT EVENTS

On October 1, 2004 the Company entered into an Exchange Agreement with an Investor whereby a convertible note dated June 7, 2004 of $1,500,000 was exchanged for a Secured Note of $1,540,000 due June 7, 2006 which note has a conversion right provided the market price of the Company's Common Stock is equal to or above $.60 per share. The note is secured by a first lien on certain of the Company's non real estate assets. The Company also granted the Investor warrants to purchase 500,000 shares of the Company's common stock until June 7, 2009 at 110% of the closing price on September 30, 2004.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Pizza Donini support twenty-two (22) franchised pizza outlets. At August 31 2004, Pizza Donini also owned five (5) additional locations that are being held with the intention of selling them as Donini franchises. All locations are in the Greater Montreal.

Pizza Donini is further developing its B2B (business to business) distribution network of fully-topped, ready-to-use self-rising crust frozen pizza to food service customers and is in discussion with a number of potential customers such as department store cafeterias, other restaurants, hospitality and leisure venues, convenience stores, and contract caterers.

In addition to generating revenues from its franchisees in the form of initial franchise fees and royalties, Pizza Donini Inc. revenues have also been generated by three other operation subsidiaries, Pizado Foods (2001) Inc. (`'Pizado''), Pizza Donini.Com Inc. and DoniniCo Inc. Pizado sells raw food products and other supplies to our franchisees and is offering selected products to other distributors and manufacturers. Pizado also intends to expand its distribution business. Pizza Donini.Com Inc. manages the call center that executes home delivery orders made from a single telephone number to the closest franchisee. DoniniCo Inc. repurchases existing Donini franchised restaurants and operates them, pending their resale to new franchisees.

For the three months ended August 31, 2004, franchise and corporate operations accounted for approximately 78% of the Company's total revenues. The sale of wholesale food products equaled approximately 21% and the remaining miscellaneous revenues accounted for 1%. This compares to 42%, 57% and 1% respectively for the same period in fiscal 2003, which included sales of a store operated by the Company. This store has since been sold as a franchise.

During the first quarter of fiscal 2005 Company revenues were $596,616 compared to $354,414 for the same period in 2004, a increase of $242,202 or 68.3%. Cost of goods sold for the three months ended August 31, 2004 was $78,124 or 63% as compared to $130,669 or 63% for the same period in fiscal 2004. The increase in revenues is primarily a result of sales of stores during this period of $319,303.

Net income decreased from $(83,968) during the first three months of fiscal 2004 to ($1,065,190) for the same period in 2005. The decrease in net income is due to decrease in sales and increased administrative expenses as well as amortized finance costs, and primarily compensation costs of $828,000.

Working capital deficit during this period decreased from $992,732 at May 31, 2004 to $163,103 at August 31, 2004. Total assets increased from $813,977 as of May 31, 2004 to $1,855,775 as of August 31, 2004.

The Company maintains that its liquidity will continue to improve marginally with improved earnings, but will not be sufficient to allow it to expand its operations to any significant degree.

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

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

The total number of shares of Common Stock issued and outstanding as of August 31, 2004 was 18,420,871.


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

                                            DONINI, INC.





Date: October 20, 2004                      By: /s/ PETER DEROS
                                                --------------------------------
                                                Peter Deros, President