Form 10QSB/A
period 2004-08-31
DONINI INC
filed 2004-11-04
CIK 1129900

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB / A
                                   (Mark One)

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of common equity, as of August 31, 2004: 18,420,871 shares of common stock

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

4.  SUBSEQUENT EVENTS

On October 1, 2004 the Company entered into an Exchange Agreement with an Investor whereby a convertible note dated June 7, 2004 of $1,500,000 was exchanged for a Secured Note of $1,540,000 due June 7, 2006 which note has a conversion right provided the market price of the Company's Common Stock is equal to or above $.60 per share. The note is secured by a first lien on certain of the Company's non real estate assets and by the pledge of 8,000,000 shares of common stock. The Company also granted the Investor warrants to purchase 500,000 shares of the Company's common stock until June 7, 2009 at 110% of the closing price on September 30, 2004.

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

                                            DONINI, INC.





Date: November 4, 2004                      By: /s/ PETER DEROS
                                                --------------------------------
                                                Peter Deros, President