Form 10QSB
period 2004-11-30
DONINI INC
filed 2005-01-19
CIK 1129900

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

  [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 30, 2004

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of common equity, as of November 30, 2004: 27,711,205 shares of common stock

Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                                  Donini, Inc.
                          (A Development Stage Company)


                                TABLE OF CONTENTS

PART I                                                                      Page
                                                                            ----

Item 1 - Financial Information (unaudited)

   Donini, Inc.

   Consolidated Balance Sheet as of
     November 30, 2004 and May 31,2004 ..................................     3

   Consolidated Statements of Operations
     for the six month periods
     ended November 30, 2004 and 2003 ...................................     4

   Consolidated Statements of Cash Flows
     for the six month period ended
     November 30, 2004 and 2003 .........................................     5

   Notes to Financial Statements (unaudited).............................   6-7

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations ..................     8

PART II

Item 1 - Legal Proceedings ..............................................     8

Item 2 - Changes in Securities and Use of Proceeds.......................     9

Item 3 - Defaults Upon Senior Securities.................................     9

Item 4 - Submission of Matters to a Vote of Security Holders.............     9

Item 6 - Exhibits and Reports on Form 8-K................................     9

PART I

ITEM 1 - FINANCIAL INFORMATION (UNAUDITED)

                                  DONINI, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                      November 30,       May 31,
ASSETS                                                                    2004            2004
------                                                                ------------    ------------
                                                                       (Unaudited)      (Audited)
Current Assets:
  Cash                                                                $    388,663    $          -
  Accounts receivable, net                                                  38,920          71,169
  Inventories                                                               16,514          14,412
  Taxes receivables                                                         14,433           8,134
  Due from shareholder                                                     135,684               -
  Loan Receivable                                                                -          16,570
  Current portion of franchise sales receivables                            21,007          26,118
  Prepaid expenses                                                           8,805          12,038
  Assets held for resale                                                   305,174         286,070
                                                                      ------------    ------------
        Total Current Assets                                               929,200         434,511

Property and Equipment (Net)                                               284,082         291,018
Franchise sales receivables                                                 53,305          77,672
Trademarks                                                                  10,606          10,776
Unamortized loan finance cost                                              429,800               -
                                                                      ------------    ------------

              Total Assets                                            $  1,706,993    $    813,977
                                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
---------------------------------------

Current Liabilities:
  Current portion of long-term debt                                   $    207,578    $    245,932
  Loans payable                                                            343,783         357,592
  Accounts payable and accrued liabilities                                 862,302         809,308
  Due to shareholders                                                            -          14,411
                                                                      ------------    ------------
        Total Current Liabilities                                        1,413,663       1,427,243

Long-Term Liabilities:
Long-Term Debt                                                             524,041         493,757
Note Payable secured                                                     1,540,000               -
                                                                      ------------    ------------
              Total Liabilities                                          3,477,704       1,921,000
                                                                      ------------    ------------

Stockholders' Equity(Deficit):
  Common stock ($.001 par value 100,000,000 shares
    authorized, 27,711,205 and 9,220,871  issued and
    outstanding November 30, 2004 and May 31, 2004 respectively             18,420           9,220
  Additional paid-in capital                                             5,223,561       4,404,761
  Foreign currency translation adjustment                                 (164,616)        (55,551)
  Accumulated deficit                                                   (6,848,076)     (5,465,453)
                                                                      ------------    ------------
              Total Stockholders' Equity(Deficit)                       (1,770,711)     (1,107,023)
                                                                      ------------    ------------

              Total Liabilities and Stockholders' Equity(Deficit)     $  1,706,993    $    813,977
                                                                      ============    ============

----------

See accompanying notes to consolidated financial statements.

                                  DONINI, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                              For the Three Months Ended       For the Six Months Ended
                                                     November 30,                    November 30,
                                                 2004            2003            2004            2003
                                             ------------    ------------    ------------    ------------
Revenues:
  Sales                                      $    135,719    $    197,193    $    259,635    $    403,625
  Sales of stores                                 555,036               -         874,339
  Royalties and other related revenues             91,004         128,755         171,498         211,524
  Order processing fees                            42,612          42,307          81,706          85,710
  Initial franchise fees                           20,546          18,801          54,355          40,611
                                             ------------    ------------    ------------    ------------
        Total Revenues                            844,917         387,056       1,441,533         741,470
                                             ------------    ------------    ------------    ------------

Cost of Goods Sold                                 83,490         123,750         161,614         254,419
Cost of Stores Sold                               550,715               -         827,000               -
                                             ------------    ------------    ------------    ------------
                                                  634,205         123,750         988,614         254,419
                                             ------------    ------------    ------------    ------------
                                                  210,712         263,306         452,919         487,051
                                             ------------    ------------    ------------    ------------

Costs and Expenses:
  General and administrative expenses             344,939         133,223         609,328         277,829
  Advertising and promotion                        37,237          44,195         101,705         106,128
  Salaries                                         44,746          56,739         101,225         110,956
  Interest expense                                 24,579          23,323          48,181          44,312
  Depreciation and amortization                    16,756          22,927          30,555          51,144
  Compensation cost                                     -               -         828,000               -
  Amortization of finance cost                     60,000               -         120,000               -
                                             ------------    ------------    ------------    ------------
        Total Costs and Expenses                  528,257         280,407       1,838,994         590,369
                                             ------------    ------------    ------------    ------------

Income (Loss) from operations                    (317,545)        (17,101)     (1,386,075)       (103,318)
Other income (Expenses)                               112             895           3,452           3,144
                                             ------------    ------------    ------------    ------------
Net income (Loss) before income taxes            (317,433)        (16,206)     (1,382,623)       (100,174)
Provision for income taxes                              -               -               -               -

Net (Loss)                                   $   (317,433)   $    (16,206)   $ (1,382,623)   $   (100,174)
                                             ------------    ------------    ------------    ------------

Earnings (Loss) per share
  Basic and diluted per share                       (0.05)          (0.02)          (0.05)          (0.02)
                                             ============    ============    ============    ============

  Basic and diluted weighed average
    common shares outstanding                  27,281,094       6,920,688      24,958,510       6,920,688
                                             ============    ============    ============    ============

----------

See accompanying notes to consolidated financial statements.

                                  DONINI, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   For the Six Months Ended
                                                                         November 30,
                                                                      2004           2003
                                                                  -----------    -----------
Cash Flows from Operating Activities:
  Net (loss)                                                      $(1,382,623)   $  (100,074)
  Adjustments to reconcile net (loss) to cash (used in)
  operating activities:
    Compensation expense                                              828,000
    Depreciation and amortization                                      30,555         44,312
    Unamortized loan finance costs                                   (429,800)
    Foreign translation adjustments                                  (109,066)       (54,990)
    Change in taxes receivables                                        (6,299)         4,052
  Change in operating assets and liabilities:
    Accounts receivable                                                32,249        (63,148)
    Inventories                                                        (2,102)       (12,034)
    Loan receivable                                                    16,570
    Prepaid expenses and other current assets                           3,233         (8,331)
    Accounts payable and accrued liabilities                           52,994        185,523
                                                                  -----------    -----------
     Net cash (used in) provided by
      operating acivities                                            (966,289)        (4,690)
                                                                  -----------    -----------

Cash Flows from Investing Activities:
Increase in franchise sales receivable                                (42,163)          (104)
  Proceeds from franchise sales receivable                             71,641         12,874
  Decrease (Increase) in assets held for resale                       (19,104)        25,979
  Capitalized property and equipment                                  (23,449)             -
                                                                  -----------    -----------
     Net cash (used in) provided by
      investing acivities                                             (13,075)        38,749
                                                                  -----------    -----------

Cash Flows from Financing Activities:
  Due from shareholder                                               (150,095)        30,004
  Proceeds from loans payable                                         126,497        117,967
  Principal payment of loans payable                                 (140,305)       (83,961)
  Proceeds from long-term debt                                         18,512         13,543
  Principal payment from long-term debt                               (26,582)      (115,193)
  Proceed from note payable secured                                 1,540,000              -
  Repayment of deposit payable                                              -          3,581
                                                                  -----------    -----------
     Net cash (used in) provided by
      financing activities                                           1,368,027        (34,059)
                                                                 -----------    -----------

Net Increase in Cash and Cash Equivalents                             388,663              -

Cash and Cash Equivalents, beginning of period                              -              -
                                                                  -----------    -----------

Cash and Cash Equivalents, end of period                          $   388,663    $         -
                                                                  ===========    ===========


Supplemental Disclosure of Cash Flow Information:
   Interest paid during the period                                $    48,181    $         -
                                                                  ===========    ===========
   Income taxes paid during the period                            $         -    $         -
                                                                  ===========    ===========

Supplemental Disclosure of Noncash Investing and
  Financing Activities:
  Common stock issued as compensation                             $   828,000    $         -
                                                                  ===========    ===========

----------

See accompanying notes to consolidated financial statements.

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                November 30, 2004


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

The statements of operations for the six months ended November 30, 2004 and 2003 are not necessarily indicative of results for the full year.


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

                                November 30, 2004
                                   (Continued)


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

3. STOCKHOLDERS' EQUITY

Capital
-------

The total number of shares of Common Stock issued and outstanding as of November 30, 2004 was 27,711,205.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Pizza Donini supports twenty (20) franchised pizza outlets. At November 30, 2004, Pizza Donini also owned five (5) additional locations that are being held for resale as Donini franchises. All locations are in the Greater Montreal. The Company also has one franchise unit operating as a Resto-Bar in Montreal. The Resto-Bar is a bar/restaurant featuring a moderately priced Italian menu with its traditional and gourmet pizzas, submarine sandwiches, an expanded menu of veal and chicken dishes, appetizers, a new selection of pasta dishes, foccaccia and ciabatta sandwiches as well as a breakfast menu. The Company has commenced plans to locate at least two (2) Resto-Bars in the U.S. during calendar 2005 as either franchise or Company owned units.

Pizza Donini is further developing its B2B (business to business) distribution network of fully-topped, ready-to-use self-rising crust frozen pizza to food service customers and is in discussion with a number of potential customers such as department store cafeterias, other restaurants, hospitality and leisure venues, convenience stores, and contract caterers. The Company has also completed the development of its frozen microwaveable pizza. The first truly Pizzeria tasting pizza coming out of a microwave. This new product is an extension of the Company's frozen pizza line.

                                   DONINI INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                November 30, 2004
                                   (Continued)


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

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

For the six months ended November 30, 2004, franchise and corporate operations accounted for approximately 81% of the Company's total revenues. The sale of food products equaled approximately 18% and the remaining miscellaneous revenues accounted for 1%. This compares to 45%, 54% and 1% respectively for the same period in fiscal 2003. Sales of food products were higher in fiscal 2003 because it included operating sales of a Company owned store which store has since been sold as a franchise.

During the second quarter of fiscal 2005 Company revenues were $1,441,533 compared to $741,470 for the same period in 2004, an increase of $700,063 or 94.4%. The increase in revenues is primarily a result of sales of stores during this period of $874,339. Cost of goods sold for the six months ended November 30, 2004 was $161,614 or 62% as compared to $254,419 or 63% for the same period in fiscal 2004. The increase in revenues is primarily a result of sales of assets of four (4) stores during this period of $874,339.

Net income decreased from $(100,174) during the first six months of fiscal 2004 to ($1,382,623) for the same period in 2005. The decrease in net income is due to a decrease in sales and an increase in administrative expenses, amortized finance costs, and compensation costs of $828,000.

Working capital deficit during this period decreased from $992,732 at May 31, 2004 to $484,463 at November 30, 2004. Total assets increased from $813,977 as of May 31, 2004 to $1,706,993 as of November 30, 2004.

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

                                   DONINI INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                November 30, 2004
                                   (Continued)


ITEM 1 - LEGAL PROCEEDINGS (Continued)

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

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

During the six months ended November 30, 2004 the Company issued 9,200,000 shares of its common stock, the Company recognized as compensation expense the difference between the par value paid of $0.001 and the estimated fair market value of the stock issued totaling $828,000.

The Company also granted options totaling 3,500,000, 500,000 of which are exercisable upon their grant until June 7, 2009 and 3,000,000 with future exercise dates commencing from October, 2005 until October, 2007 at exercise prices ranging from $0.08 to $0.16 for the remaining options.

Due to the volatility and limited trading of the Company's common stock the company recorded no expense as these options are not exercisable till future dates.

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

On December 1, 2004, the Company paid a 5% stock dividend to all shareholders on record as of November 15, 2004 and pursuant thereto issued 1,290,334 shares of common stock.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

Not applicable


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Not applicable

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DONINI, INC.




Date: January 19, 2005                    By: /s/ Peter Deros
                                          --------------------------------
                                          Peter Deros, President