Form 10QSB
period 2005-02-28
DONINI INC
filed 2005-04-15
CIK 1129900

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 28, 2005

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from __________ to __________


                         Commission File Number 0-32133


                                  DONINI, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


          New Jersey                                          22-3768426
-------------------------------                            ------------------
(State or other jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)


                      4555 Boul. des Grandes Prairies, #30
                  St-Leonard, Montreal, Quebec, Canada H1R 1A5
                  --------------------------------------------
                    (Address of Principal Executive Offices)


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

The number of shares outstanding of each of the issuer's classes of common equity, as of February 28, 2005: 27,711,205 shares of common stock

Transitional Small Business Disclosure Format (check one):
Yes [ ]   No [X]

                                  Donini, Inc.
                          (A Development Stage Company)

                                TABLE OF CONTENTS

PART I                                                                      Page
                                                                            ----

Item 1 - Financial Information (unaudited)

   Donini, Inc.

   Condensed Consolidated Balance Sheet as of
     February 28, 2005 and May 31,2004 ..................................     3

   Condensed Consolidated Statements of Operations
     for the nine month periods
     ended February 28, 2005 and February 29, 2004 ......................     4

   Condensed Consolidated Statements of Cash Flows
     for the nine month period ended
     February 28, 2005 and February 29, 2004 ...........................      5

   Notes to Condensed Consolidated Financial Statements (unaudited)......   6-7

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations ..................     8

PART II

Item 1 - Legal Proceedings ..............................................     8

Item 2 - Changes in Securities and Use of Proceeds.......................     9

Item 3 - Defaults Upon Senior Securities.................................     9

Item 4 - Submission of Matters to a Vote of Security Holders.............     9

Item 6 - Exhibits and Reports on Form 8-K................................     9

PART I

ITEM 1- FINANCIAL INFORMATION (UNAUDITED)

                                  DONINI, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                     February 28,       May 31,
ASSETS                                                                   2005            2004
------                                                               ------------    ------------
                                                                      (Unaudited)     (Audited)
Current Assets:
  Cash                                                               $    257,620    $         --
  Accounts receivable, net                                                 70,203          71,169
  Inventories                                                              35,562          14,412
  Taxes receivables                                                        11,326           8,134
  Due from shareholder                                                    143,171              --
  Loan receivable                                                           8,333          16,570
  Current portion of franchise sales receivables                           26,825          26,118
  Prepaid expenses                                                          8,465          12,038
  Assets held for resale                                                  257,497         286,070
                                                                     ------------    ------------
        Total Current Assets                                              819,002         434,511

Property and equipment (net)                                              270,986         291,018
Franchise sales receivables                                                58,151          77,672
Trademarks                                                                 10,530          10,776
Unamortized loan finance cost                                             369,800              --
                                                                     ------------    ------------

            Total Assets                                             $  1,528,469    $    813,977
                                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
---------------------------------------

Current Liabilities:
  Current portion of long-term debt                                  $    199,460    $    245,932
  Loans payable                                                           319,436         357,592
  Accounts payable and accrued liabilities                                859,318         809,308
  Due to shareholders                                                          --          14,411
                                                                     ------------    ------------
        Total Current Liabilities                                       1,378,214       1,427,243

Long-Term Liabilities:
  Long-Term Debt                                                          511,215         493,757
  Note Payable secured                                                  1,540,000              --
                                                                     ------------    ------------
            Total Liabilities                                           3,429,429       1,921,000
                                                                     ------------    ------------
Stockholders' Equity(Deficit):
  Common stock ($.001 par value 100,000,000 shares
    authorized, 27,711,205 and 9,220,871  issued and
    outstanding February 28, 2005 and May 31, 2004 respectively            18,420           9,220
  Additional paid-in capital                                            5,223,561       4,404,761
  Foreign currency translation adjustment                                (116,788)        (55,551)
  Accumulated deficit                                                  (7,026,153)     (5,465,453)
                                                                     ------------    ------------
            Total Stockholders' Equity(Deficit)                        (1,900,960)     (1,107,023)
                                                                     ------------    ------------

            Total Liabilities and Stockholders' Equity (Deficit)     $  1,528,469    $    813,977
                                                                     ============    ============

--------------------

See accompanying notes to consolidated financial statements.


                                  DONINI, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                          For the Three Months Ended      For the Nine Months Ended
                                         ----------------------------    ----------------------------
                                         February 28,    February 29,    February 28,    February 29,
                                             2005            2004            2005            2004
                                         ------------    ------------    ------------    ------------
Revenues:
  Sales                                  $    127,423    $    187,574         387,058         571,199
  Royalties and other related revenues         66,437         160,595         237,935         392,119
  Order processing fees                        43,189          51,187         124,895         136,897
  Initial franchise fees                          847          19,064          55,202          59,675
                                         ------------    ------------    ------------    ------------
        Total Revenues                        237,896         418,420         805,090       1,159,890
                                         ------------    ------------    ------------    ------------

Cost of Goods Sold                             76,464         126,231         238,078         380,650
                                         ------------    ------------    ------------    ------------

Gross Profit                                  161,432         292,189         567,012         779,240
                                         ------------    ------------    ------------    ------------

Costs and Expenses:
  General and administrative expenses          86,034         182,952         683,506         460,781
  Advertising and promotion                    48,749          55,820         150,454         161,948
  Salaries                                     51,902          57,990         153,127         168,946
  Interest expense                             25,003          21,202          73,184          65,514
  Depreciation and amortization                13,511           7,584          44,066          58,728
  Product development                          86,395              --          98,251              --
  Compensation cost                                --              --         828,000              --
  Amortization of finance cost                 60,000              --         180,000              --
                                         ------------    ------------    ------------    ------------
        Total Costs and Expenses              371,594         325,548       2,210,588         915,917
                                         ------------    ------------    ------------    ------------

Income (Loss) from operations                (210,162)        (33,359)     (1,643,576)       (136,677)
Other income (Expenses)                            54           1,007           3,506           4,151
Gain on sale of capital assets                 32,031              --          79,370              --
                                         ------------    ------------    ------------    ------------
Net income (Loss) before income taxes        (178,077)        (32,352)     (1,560,700)       (132,526)
Provision for income taxes                         --              --              --              --

Net (Loss)                                   (178,077)        (32,352)     (1,560,700)       (132,526)
                                         ------------    ------------    ------------    ------------
Earnings (Loss) per share
  Basic and diluted per share                   (0.01)          (0.01)   $      (0.07)   $      (0.03)
                                         ============    ============    ============    ============
  Basic and diluted weighted average
    common shares outstanding              27,711,205       6,920,688      22,703,316       6,920,688
                                         ============    ============    ============    ============

--------------------

See accompanying notes to consolidated financial statements.


                                  DONINI, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           For the Nine Months Ended
                                                                          ----------------------------
                                                                          February 28,    February 29,
                                                                              2005            2004
                                                                          ------------    ------------
Cash Flows from Operating Activities:
  Net (loss)                                                              $ (1,560,700)   $   (132,526)
  Adjustments to reconcile net (loss) to cash (used in)
   operating activities:
    Compensation expense                                                       828,000              --
    Depreciation and amortization                                               44,066          58,728
    Unamotized loan finance costs                                             (369,800)             --
    Foreign translation adjustments                                            (61,237)        (30,096)
    Change in taxes receivables                                                 (3,192)            174
    Gain in disposition of capitalized property and equipment                       --          (8,727)
Change in operating assets and liabilities:
    Accounts receivable, net                                                       966         (71,392)
    Inventories                                                                (21,150)         10,149
    Loan receivable                                                              8,237              --
    Prepaid expenses                                                             3,573           6,544
    Accounts payable and accrued liabilities                                    50,010         109,440
                                                                          ------------    ------------
    Net cash (used in) provided by
    operating acivities                                                     (1,081,227)        (57,706)
                                                                          ------------    ------------

Cash Flows from Investing Activities:
Increase in franchise sales receivable
  Proceeds from franchise sales receivable                                     (56,754)           (118)
  Repayment from franchise sales receivable                                     75,568          22,296
  Decrease (Increase) in assets held for resale                                 28,573         (64,550)
  Capitalized property and equipment                                           (23,788)         (7,742)
  Proceeds of disposition capitalized property and equipment                        --         123,715
                                                                          ------------    ------------
  Net cash (used in) provided by
  investing acivities                                                           23,599          73,601
                                                                          ------------    ------------

Cash Flows from Financing Activities:
  Due from shareholder                                                        (157,582)            947
  Proceeds from loans payable                                                  160,614         253,342
  Principal payment of loans payable                                          (198,770)       (142,811)
  Proceeds from long-term debt                                                  46,753          13,309
  Principal payment from long-term debt                                        (75,767)       (139,753)
  Proceeds from note payable secured                                         1,540,000              --
  Proceed from deposit                                                              --            (929)
  Repayment of deposit payable                                                      --              --
                                                                          ------------    ------------
Net cash (used in) provided by
financing acivities                                                          1,315,248         (15,895)
                                                                          ------------    ------------

Net Increase in Cash and Cash Equivalents                                      257,620              --

Cash and Cash Equivalents, beginning of period                                      --              --
                                                                          ------------    ------------

Cash and Cash Equivalents, end of period                                       257,620    $         --
                                                                          ============    ============

Supplemental Disclosure of Cash Flow Information:
  Interest paid during the period                                         $     73,184    $     65,514
                                                                          ============    ============
  Income taxes paid during the period                                     $         --    $         --
                                                                          ============    ============
Supplemental Disclosure of Noncash Investing and
  Financing Activities:
  Common stock issued as compensation                                     $    828,000    $         --
                                                                          ============    ============

--------------------

See accompanying notes to consolidated financial statements.

                                  DONINI, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                February 28, 2005


1. DESCRIPTION OF BUSINESS

Donini, Inc. (formerly PRS Sub VI, Inc.) (the "Company") is incorporated in the State of New Jersey and through its wholly-owned subsidiary Pizza Donini Inc. (the "Subsidiary") and its subsidiaries, Pizado Foods (2001) Inc., Pizza Donini.Com Inc. and Doninico Inc., is the franchisor, manufacturer and distributor of frozen ready-made pizza, frozen and refrigerated sauces and pizza dough to franchise, retail and wholesale customers, and the operator of a call center for home delivery of pizza and other food products and the operator of company owned restaurants. The company has recently begun to expand its offerings to casual Italian dining services through its Resto-Bar concept.

The Company's franchise outlets in Quebec, Canada operate under the trade name "Pizza Donini", which name is also primarily used for the distribution of the Company's frozen pizza products to the food service industry.


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

The accompanying unaudited consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods presented. The consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of Donini, Inc. years ended May 31, 2004, 2003 and 2002, included in Donini, Inc.'s Annual Report on Form 10-K for the fiscal year ended May 31, 2004. Operating results for the nine-month period ended February 28, 2005 are not necessarily indicative of the results that may be expected for the year ending May 31, 2005.

These consolidated financial statements have been prepared in accordance with US GAAP and under the same accounting principles as the consolidated financial statements included in the Annual Report on Form 10-K. Certain information and footnote disclosures related thereto normally included in the financial statements prepared in accordance with US GAAP have been omitted in accordance with Rule 10-01 of Regulation S-X.

The statements of operations for the nine months ended February 28, 2005 and February 29, 2004 are not necessarily indicative of results for the full year.

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

                                   DONINI INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                February 28, 2005
                                   (Continued)

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

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity", (SFAS 150). SFAS 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in statements of financial position (balance sheets). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective for the Company in the second quarter of the year ended May 31, 2004. The adoption of SFAS 150 had no impact on the Company's financial position or results of operations for the year ended May 31, 2004, and the Company does not expect the adoption of this pronouncement to have any impact on its future financial position or results of operations.

Inventories consists of food supplies on a FIFO basis and advertising materials.


3. STOCKHOLDERS' EQUITY

Capital
-------

The total number of shares of Common Stock issued and outstanding as of February 28, 2005 was 27,711,205 of which 8,000,000 are pledged by the Company as security for a loan.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Pizza Donini supports twenty (20) franchised pizza outlets. As of February 28, 2005, Pizza Donini also owns five (5) additional locations that are being held for resale as Donini franchises. All locations are in the Greater Montreal Area. The Company also has one franchise unit operating as a Resto-Bar in Montreal. The Resto-Bar is a bar/restaurant featuring a moderately priced Italian menu with its traditional and gourmet pizzas, submarine sandwiches, an expanded menu of veal and chicken dishes, appetizers, a new selection of pasta dishes, foccaccia and ciabatta sandwiches, as well as a breakfast menu. The Company has also commenced plans to locate at least two outlets in the U.S. during calendar 2005 as either franchise or Company owned units.

Pizza Donini is further developing its B2B (business to business) and retail distribution network of fully-topped, ready-to-use self-rising crust frozen pizza to food service customers and is in discussion with a number of potential customers such as department store cafeterias, other restaurants, hospitality and leisure venues, convenience stores, and contract caterers. The Company has also completed the development of its frozen microwaveable pizza as an extension of the Company's frozen pizza line.

                                   DONINI INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                February 28, 2005
                                   (Continued)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

In addition to generating revenues from its franchisees in the form of initial franchise fees and royalties, Pizza Donini Inc.'s revenues have also been generated by three other subsidiaries, Pizado Foods (2001) Inc. (`'Pizado"), Pizza Donini.Com Inc. and DoniniCo Inc. Pizado sells raw food products and other supplies to our franchisees and is offering selected products to other distributors and manufacturers. Pizado also intends to expand its distribution business. Pizza Donini.Com Inc. manages the call center that executes home delivery orders made from a single telephone number to the closest franchisee. DoniniCo Inc. repurchases existing Donini franchised restaurants and operates them, pending their resale to new franchisees.

For the nine months ended February 28, 2005, franchise and corporate operations accounted for approximately 51% of the Company's operating revenues. The sale of food products equaled approximately 48% and the remaining miscellaneous revenues accounted for 1%. This compares to 50%, 49% and 1% respectively for the same period in fiscal 2004. Sales of food products were higher in fiscal 2004 because it included the operating sales of Company owned stores which have since been sold as franchises.

Revenues for the third quarter of fiscal 2005 were $805,090 compared to $1,159,890 for the same period in 2004. Cost of goods sold for the nine months ended February 28, 2005 was $238,078 or 62% of sales revenues as compared to $380,650 or 66% for the same period in fiscal 2004. Product sales decreased by $184,141 during this period due primarily to fewer outlets.

Net income decreased from $(132,526) during the first nine months of fiscal 2004 to ($1,560,700) for the same period in 2005. The decrease in net income is due to a decrease in sales and an increase in administrative expenses, amortized finance costs, and compensation costs of $828,000.

Working capital deficit during this period decreased from $992,732 on May 31, 2004 to $559,212 on February 28, 2005. Total assets increased from $813,977 as of May 31, 2004 to $1,528,469 as of February 28, 2005.

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

                                   DONINI INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                February 28, 2005
                                   (Continued)

ITEM 1 - LEGAL PROCEEDINGS (Continued)

This action stems from a separate suit filed by the former franchisee against the former subsidiary, in the amount of $416,917, which suit was dismissed by the Superior Court of Quebec on May 19, 1998. The former franchisee has appealed the original judgment of the lower Court and legal counsel for the former subsidiary does not expect a hearing date before July 2005. In the meantime, in the case against Pizza Donini, there is an agreement between the attorneys of the parties to await the outcome of the decision of the Court of Appeal in the original proceedings prior to pursuing this action. Counsel to Pizza Donini and to its former subsidiary is confident that the appeal will be dismissed in the original suit and therefore, the action against Pizza Donini will also be dismissed.

No director, officer, or affiliate of the Company, or any associate of any of them, is a party to, or has a material interest in, any proceeding adverse to our company.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

During the nine months ended February 28, 2005 the Company issued 9,200,000 shares of its common stock, the Company recognized as a compensation expense the difference between the par value paid of $0.001 per share and the estimated fair market value of the stock issued totaling $828,000.

The Company also granted options totaling 3,500,000 shares of common stock, 500,000 of which are exercisable as of the date of the grant until June 7, 2009 and 3,000,000 are exercisable at various future exercise dates commencing October, 2005 until October, 2007 at exercise prices ranging from $0.08 to $0.16 for the remaining options.

Due to the volatility and limited trading on the Company's common stock, the Company recorded no expense as these options are not exercisable until future dates.

On October 1, 2004 the Company entered into an Exchange Agreement with an Investor whereby a convertible note, dated June 7, 2004, of $1,500,000 was exchanged for a Secured Note of $1,540,000 due June 7, 2006, which note has a conversion right provided the market price of the Company's Common Stock is equal to or above $.60 per share. The note is secured by a first lien on certain of the Company's non real estate assets and by the pledge of 8,000,000 shares of common stock. The Company also granted the Investor warrants to purchase 500,000 shares of the Company's common stock until June 7, 2009 at 110% of the closing price on September 30, 2004.

On December 1, 2004, the Company paid a 5% stock dividend to all shareholders of record as of November 15, 2004 and issued a total of 1,290,334 shares of common stock to stockholders.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

Not applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Not applicable

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DONINI, INC.


Date: April 15, 2005                   By: /s/ PETER DEROS
                                           -------------------------------------
                                           Peter Deros, President