Form 10KSB
period 2005-05-31
DONINI INC
filed 2005-09-28
CIK 1129900

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 2005

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

                                   $1,038,086
               ---------------------------------------------------
               (Issuer's revenues for its most recent fiscal year)


                                    $729,292
       ------------------------------------------------------------------
       (Aggregate market value of the voting stock held by non-affiliates of the Issuer)


                       27,711,205 as of September 26, 2005
 ------------------------------------------------------------------------------
 (Number of shares outstanding of each of the Issuer's classes of common stock)


Transitional Small Business Disclosure Format (check one)
Yes [ ]   No [X]

                                  DONINI, INC.
                                   FORM 10-KSB
                         FOR THE YEAR ENDED MAY 31, 2005

PART I

ITEM 1.        DESCRIPTION OF BUSINESS ....................................  4

ITEM 2.        DESCRIPTION OF PROPERTY ....................................  6

ITEM 3.        LEGAL PROCEEDINGS ..........................................  6

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........  7


PART II

ITEM 5.        MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS ........................................  7

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS ........................  8

ITEM 7.        FINANCIAL STATEMENTS ....................................... 12

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE ........................ 12


PART III

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL
               PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANCE ACT.. 13

ITEM 10.       EXECUTIVE COMPENSATION ..................................... 14

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT ................................................. 16

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ............. 16

ITEM 13.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K ................................................... 17

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES...................... 18

               SIGNATURES ................................................. 19

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

         In January 2001, certain stockholders of Pizza Donini Inc. ("PDI"), a company organized under the laws of Canada, acquired eighty-two percent (82%) of the outstanding shares of the Company and the Company agreed to assume all liabilities of PDI. The Company owns one hundred percent (100%) of the common stock PDI.

         On February 6, 2001, we amended our Certificate of Incorporation changing our name from PRS Sub VI, Inc. to Donini, Inc. and increasing our authorized shares of common stock from 10,000,000 to 100,000,000, par value $.001.

Description of Business

         PDI was organized in 1987 and at present operates a franchise management company in the Greater Montreal area. At May 31, 2005, PDI supports twenty-four (24) pizza outlets. Twenty (20) were franchised and four (4) locations represent outlets at which the Company has terminated franchises due to under performance by the franchisees. Typically at these locations the Company installs its home office personnel to rehabilitate the facility and, if appropriate, it will recommence limited operations for a limited period of time in order to be able to effectively transfer such locations to new franchisees. Except at one such location, the Company does not assume the existing financial responsibilities of the terminated franchisee. However, when a new franchisee is appointed by the Company, that party either assumes the existing prior lease and other obligations or negotiates a new lease with the Landlord. In one instance, the Company entered into a new five-year lease for a rental of C$1,275 per month for 1,000 square feet. All outlets are in Greater Montreal.

In addition, PDI entered into a three year arrangement with Intrawest Corp, an international developer and operator of recreational destination resorts, to supply pizzas at the Mont Tremblant Ski and Recreational Resort.

         As franchisor, PDI supplies the franchisees, through its wholly-owned subsidiary Pizado Foods (2001) Inc. ("Pizado"), with the dough and sauces used in the preparation of Pizza Donini recipes. Pizado also supplies a separate product line of pizza dough and sauces to other restaurants and distributors in the Province of Quebec. In connection with frozen pizza wholesale orders, the Company employs subcontractors to produce its products.

         In addition to supplying its franchisees with food supplies, PDI also provides various forms of marketing and operating support. Besides traditional radio, television, print and direct mail advertising, it operates, through another wholly-owned subsidiary, Pizza Donini.Com Inc. ("Donini.Com"), a call center that executes home delivery through one central telephone number. The call center dispatches telephone orders to the closest franchisee for prompt delivery. Donini.Com has also embarked on an internet-based order taking and processing program. DoniniCo Inc. ("DoniniCo"), a wholly-owned subsidiary of PDI, repurchases existing Donini franchised restaurants and operates them, pending their resale to new franchisees.

Employees

         We have approximately 36 employees of whom 6 are executives, 6 are clerical and administrative, 7 are manufacturing and 17 are sales and marketing.

Patent Protection

         We have no patents relating to our products or processes but have U.S. and Canadian trademarks relating to our name, logo and certain products, and rely on our trade secrets, proprietary formulations and confidentiality arrangements with respect to our food products.

Competition

         The food industry is highly competitive and is dominated by several large public multinational food companies including several which dominate the pizza market. In addition, there are a great number of independently owned single or small multi-location chains, many of which compete with us in our present market area. Although we have satisfactory penetration in the Province of Quebec, Canada, entering new markets is important to our future growth. We expect to face very strong competition. Our ability to succeed will depend on our ability to maintain and improve our competitive position.

Potential Markets

         In addition to expanding our existing base of franchised outlets and wholesale distribution and sales, we also plan to expand our efforts into alternative business-to-business (B2B) distribution channels, which started development in 2002 and has to date very limited sales. The B2B would sell to such customers as department store cafeterias and other restaurants. In this regard, PDI has developed a line of frozen, ready-to-use pizza products with self-rising crust capable of being prepared, freezer to table, in six to eight minutes and intends to expand its business by marketing its own brand of Pizza Donini frozen pizza to retail grocery outlets including mass merchandise stores and supermarkets.

         In addition to generating revenues from our franchisees in the form of initial franchise fees and royalties, revenues have also been generated by our three operating subsidiaries, Pizado, Donini.Com and DoniniCo. Pizado intends to expand its existing distribution business to additional customers.

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

         In October 2004, the Company launched a new full service Resto-Bar concept, which features casual dining in neighborhood restaurants serving fine Italian cuisine in addition to Pizza Donini's menu items, providing a full-service breakfast, lunch and dinner menus as well as offering a full-service bar, take-out and delivery services. The Company plans, with new capital, to expand into the Northeast United States and in Canada with its new Resto-Bar Concept in the next twelve months.

         After several years of experimentation, we developed a new microwaveable pizza which we started to market this fiscal year.


Marketing Activities

         Although we had an independent market research firm conduct a market survey, which ascertained that our products compared favorably to our present competitors, and the Company's new microwaveable pizza reported to be superior to the other major competing products, there can be no assurance that the public's taste will remain attracted to our products. In order to maintain our favorable consumer acceptance we will have to maintain our high quality of products and competitive prices.

         The Company has finalized a new sales effort with a test program in six video store locations, marketing a twelve-inch frozen pizza and a new seven-inch microwaveable pizza to be sold in an attractive branded chest freezer, and inaugurated a program to sell these products through a local supermarket chain.

         In August 2004, the Company entered into a marketing agreement with Premier Marketing International Ltd., a leading marketing company in the food business to market its new frozen pizza products. The agreement expires December 31, 2006 and contains continuous one year renewal terms.

         The Company has redirected its energy and focus on its core business, i.e. to improve the profitability of its franchise units and improve the efficacy of its existing call center. To do this, the senior management team is analyzing and devoting hands on effort to review the status of all existing franchisee sites. The Company has already re-acquired four underperforming franchises and intends to purchase up to three more.

ITEM 2. DESCRIPTION OF PROPERTY

         We do not own any real estate, but through our subsidiaries, we lease two locations on a month-to-month basis. Pizado leases 6,518 square feet which is used as the production facility and administrative offices. Donini.Com leases 1,560 square feet and uses this facility as its call center. Both lease rates are at market and neither is leased from an affiliate.

         On June 1, 2005, PDI entered into a lease for restaurant space to be held for assignment to a new franchisee. The lease expires on May 31, 2010 and has a five-year renewal option.

ITEM 3. LEGAL PROCEEDINGS

         The Company is subject from time to time to litigation arising from the normal course of business. In management's opinion, any such contingencies are appropriately provided for or would not materially affect the Company's financial position or results of operations.

         PDI was sued by a former franchisee of a former subsidiary who is seeking to obtain from the Court a declaration that the transfer and sale to PDI of trademarks by the former subsidiary is null and void and to have PDI declared jointly and severally liable for a claim of the former franchisee against the former subsidiary.

         This action stems from a separate suit filed by the former franchisee against the former subsidiary, in the amount of C$637,000, which suit was dismissed by the Superior Court of Quebec on May 19, 1998. The former franchisee has appealed the original judgment of the lower Court and legal counsel for the former subsidiary does not expect a hearing date before December 2005. In the meantime, in the file against PDI, there is an agreement between the attorneys of the parties to await the outcome of the decision of the Court of Appeal in the original proceedings prior to pursuing this action. Counsel to PDI and to its former subsidiary is confident that the appeal will be dismissed in the original suit and therefore, the action against PDI will also be dismissed.

No director, officer, or affiliate of the Company, or any associate of any of them, is a party to, or has a material interest in, any proceeding adverse to us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of the fiscal year ended May 31, 2005 to a vote of the security holders.

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

         Our Common Stock is quoted on the OTC Electronic Bulletin Board under the symbol "DNNI". Although trading in our Common Stock has occurred on a relatively consistent basis, the volume of shares traded has been sporadic. There can be no assurance that an established trading market will develop, that the current market will be maintained or that a liquid market for our Common Stock will be available in the future. Investors should not rely on historical stock price performance as an indication of future price performance.

         The following table shows the quarterly high and low bid prices for our Common Stock over the last two completed fiscal years as quoted on the OTC Electronic Bulletin Board. The prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commission and may not represent actual transactions. The closing price of our Common Stock on September 26, 2005, was $0.05 per share.

                                                    LOW       HIGH
                                                 --------   --------
         Year Ended May 31, 2005
             First Quarter                       $   0.11   $   0.14
             Second Quarter                      $   0.07   $   0.07
             Third Quarter                       $   0.04   $   0.06
             Fourth Quarter                      $   0.07   $   0.09

         Year Ended May 31, 2004
             First Quarter                       $   1.15   $   1.15
             Second Quarter                      $   1.15   $   1.15
             Third Quarter                       $   0.15   $   0.15
             Fourth Quarter                      $   0.55   $   0.64

Stockholders

         As of May 31, 2005, the number of holders of record of the Company's common stock, $.001 par value, was approximately 581.

Dividends

         On December 1, 2004, the Company declared a 5% stock dividend to all stockholders of record as of November 15, 2004 and issued a total of 1,290,334 shares of common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         At May 31, 2005, PDI supports twenty-four (24) pizza outlets. Twenty
(20) were franchised and four (4) locations represent outlets at which the Company has terminated franchises due to under performance by the franchisees. All locations feature a moderately priced Italian menu with its traditional and gourmet pizzas, submarine sandwiches, an expanded menu of veal and chicken dishes, appetizers, a new selection of pasta dishes, foccaccia and ciabatta sandwiches as well as a breakfast menu.

         The Company operates one (1) Resto-Bar and has commenced plans to locate at least one (1) Resto-Bar in the U.S. and one (1) more in Montreal during calendar 2005 as either franchise or company-owned units.

         PDI is further developing its B2B (business to business) distribution network of fully-topped, ready-to-use self-rising crust frozen pizza to food service customers and is in discussion with a number of potential customers such as department store cafeterias, other restaurants, hospitality and leisure venues, convenience stores, and contract caterers. The Company has also completed the development of its frozen microwaveable pizza. A truly pizzeria-tasting pizza coming out of a microwave. This new product is an extension of the Company's frozen pizza line.

         In addition to generating revenues from its franchisees in the form of initial franchise fees and royalties, revenues have also been generated by three other operation subsidiaries, Pizado, Donini.Com and DoniniCo. Pizado sells raw food products and other supplies to our franchisees and is offering selected products to other distributors and manufacturers. Pizado also intends to expand its distribution business. Donini.Com. manages the call center that executes home delivery orders made from a single telephone number to the closest franchisee. DoniniCo. repurchases existing Donini franchised restaurants and operates them, pending their resale to new franchisees.

Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

         The accompanying financial statements consolidate the accounts of the parent company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

         The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern and that assets and liabilities have been recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business. However, the accompanying financial statements reflect that the Company has incurred significant operating losses during the years ended May 31, 2005 and 2004, has a deficit in stockholders' equity and a working capital deficit at May 31, 2005. In addition, the Company will require additional financing to meet its future obligations. These matters raise substantial doubt as to the Company's ability to continue as a going concern. The Company's ability to continue as a going concern will depend on its attaining profitable operations and the ability to obtain additional financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue its existence.

         In order to secure additional capital funding, the Company has engaged the services of a financial consultant to assist on a "best efforts" basis to raise an additional $5,000,000 of equity and/or debt financing through the issuance of common stock, convertible debentures or a combination thereof. In addition, the Company continues to attempt to secure commitments from its customers for additional installations at their food services facilities to provide ready made frozen pizza, including its new products such as the new microwaveable pizza and seeks to finance its future growth partly through equipment leasing arrangements and other means. The Company also continues to implement various cost control measures to attempt to achieve optimal profit margins and to improve the revenue potential of its franchises. In the event that additional capital is raised part of the proceeds will be used for this purpose.

Use of Management's Estimates

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

Revenue Recognition

         Franchise agreements provide the terms of the arrangement between PDI and the franchisee. The franchise agreements may or may not require the franchisee to pay an initial, nonrefundable fee. Royalties and advertising revenues are based on a percentage of the sales of the franchisees according to the terms of the franchise agreement. Order processing fees for the operation of the call center are based on a percentage of the franchisees' sales generated by the call center. These revenues are recorded as earned, with an appropriate provision for estimated uncollectible amounts.

         Initial fees are recognized as revenue when PDI has substantially performed all initial services required by the franchise agreement, which is generally upon opening. Direct costs incurred to secure and perform the required services under the franchise agreement are charged to expense as incurred.

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

Assets Held for Resale

         Assets held for resale consist of franchise equipment reacquired by the Company and are recorded at the lower of cost and net realizable value.

Property and Equipment

         Property and equipment are recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which vary from three to seven years. Leasehold improvements are being amortized over the related lease term or estimated useful lives, whichever is shorter.

Intangible Assets

         Intangible assets, which consist of trademarks are amortized to operations under the straight-line method over their estimated useful lives or statutory lives, whichever is shorter.

Accounting for Stock-Based Compensation

         The Company has elected to follow Accounting Principles Board Opinion No. 25, (APB 25) "Accounting for Stock Issued to Employees" in accounting for options and warrants granted to its employees. Under APB 25, when the exercise price of the Company's options or warrants equals or is above the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         Stock options and warrants granted to non-employees are recorded at their fair value, as determined in accordance with Financial Accounting Standards Board Statement No. 123, (SFAS 123) "Accounting for Stock Based Compensation" and Emerging Issues Task Force Consensus No. 96-18, and recognized over the related service period.

         In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). SFAS 123(R) requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. The Company is required to adopt SFAS 123(R) beginning January 1, 2006. Grant-date fair value will be determined using one of two acceptable valuation models. This Standard requires that compensation expense for most equity-based awards be recognized over the requisite service period, usually the vesting period; while compensation expense for liability-based awards (those usually settled in cash rather than stock) be re-measured to fair-value at each balance sheet date until the award is settled. The Standard also provides guidance as to the accounting treatment for income taxes related to such compensation costs, as well as transition issues related to adopting the new Standard.

Recent Accounting Pronouncements

         In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" ("SFAS 154"). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of SFAS 154 is not expected to have a material impact on the Company's financial position or results of operations.

Results of Operations

Revenues

         In fiscal 2005, franchise operations accounted for approximately 46% of our total revenues, while the sale of wholesale food products equaled approximately 47% and the remaining revenues accounted for 7%. This compares to 39%, 59%, and 2% respectively for fiscal 2004.

         During fiscal 2005, our consolidated revenues decreased $429,017 or 29.2% to $1,038,086 from 2004 revenues of $1,467,103. Cost of goods sold for the year ended May 31, 2005 was $329,441 or 31.7% as compared to $476,167 or 32.5%
for fiscal 2004. Product sales decreased primarily due to the Company having fewer franchised outlets (20 in 2005 versus 25 during 2004). In addition, fiscal 2004 revenues included the operating sales of Company-owned stores which have since been sold as franchises.

Costs and Expenses

         Costs and expenses totaled $2,733,711 in 2005 and $1,180,889 in 2004 and included the following:

         General and Administrative Expenses

         General and administrative expenses include payroll and payroll taxes, office and occupancy expenses, professional, legal and accounting fees and consulting fees and services. General and administrative expenses totaled $1,005,455 in 2005 and $640,078 in 2004, an increase of $365,377 (57%). The increase was partially due to increased professional fees relating to the start up of Resto-Bar and an increase in bad debt expenses as the Company increased its allowance for doubtful accounts.

         Product and Market Development

         Product and market development costs totaled $188,015 in 2005 versus $44,942 in 2004. 2005 costs include costs relating to microwaveable pizza, Resto-Bar and the B2B business.

         Stock Based Compensation

         Stock based compensation amounted to $826,600 in 2005 and $23,000 in 2004. The Company issued 9,200,000 shares of common stock to employees and various vendors for services rendered in 2005 and 2,300,000 shares in 2004.

         Amortization of Finance Costs

         Amortization amounted to $228,644 in 2005 and relates to the costs incurred of issuing the convertible note payable ("Note") to Global Capital Funding Group, L.P. ("Global").

Other Income and Expenses

         Other income and expenses include the following:

         Interest Expense

         Interest amounted to $308,674 in 2005 versus $87,599 in 2004, an increase of $221,075. The primary reason for the increase was interest incurred on the Note to Global totaling $170,000.

         Other Items

         In 2005, the Company sold assets held for resale and earned $79,893.

         In February 2005, the Company entered into a joint venture agreement to help expand its Donini products into the United States market. This investment is being accounted for on the equity method. In 2005, the Company recognized a $66,000 loss in the equity of the joint venture.

Liquidity and Capital Resources

         The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern and that assets and liabilities have been recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business. However, the accompanying financial statements reflect that the Company has incurred significant operating losses during the years ended May 31, 2005 and 2004, has a deficit in stockholders' equity and a working capital deficit at May 31, 2005. In addition, the Company will require additional financing to meet its future obligations. These matters raise substantial doubt as to the Company's ability to continue as a going concern. The Company's ability to continue as a going concern will depend on its attaining profitable operations and the ability to obtain additional financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue its existence.

         In order to secure additional capital funding, the Company has engaged the services of a financial consultant to assist on a "best efforts" basis to raise an additional $5,000,000 of equity and/or debt financing through the issuance of common stock, convertible debentures or a combination thereof. In addition, the Company continues to attempt to secure commitments from its customers for additional installations at their food services facilities to provide ready made frozen pizza, including its new products such as the new microwaveable pizza and seeks to finance its future growth partly through equipment leasing arrangements and other means. The Company also continues to implement various cost control measures to attempt to achieve optimal profit margins and to improve the revenue potential of its franchises. In the event that additional capital is raised, part of the proceeds will be used for this purpose.

         At May 31, 2005, the Company had cash of $120,185. Net cash used in operating activities amounted to $747,896. The primary reason for the decrease was the net loss incurred for the year of $2,314,382, net of non-cash expenses of $1,282,984.

         Cash used in investing activities amounted to $4,954 in 2005 and included the investment in the joint venture of $165,000 offset by the net proceeds of franchise sales receivables totaling approximately $73,000 and net proceeds of assets held for resale totaling approximately $91,000.

         Cash provided by financing activities amounted to $921,964 in 2005. The Company received approximately $1 million net from the Note issued to Global and received proceeds from various loans totaling approximately $351,000. In 2005, the Company repaid loans payable and long-term debt in the amount of approximately $499,000.

Commitments

The following table summarized our contractual obligations and commercial commitments as of May 31, 2005:

                                                                Payment Due
                                       --------------------------------------------------------------
                                        Less than
Contractual Obligations                  1 Year      2 Years      3 Years       4 Years      5 Years
-----------------------                ----------   ----------   ----------   ----------   ----------
                                                               (in thousands)
Short-term debt                        $      914   $       --   $       --   $       --   $       --
Long-term debt                                 --        1,317           11           --           --
Operating leases                               24           22           15           14           12
Total contractual obligations          $      938   $    1,339   $       26   $       14   $       12

Off-Balance Sheet Arrangements

         The Company is a guarantor on a third-party loan of $250,000, made by a non-affiliated person, to a franchisee of the Company. The Principal Stockholder of the Company has also guaranteed the loan.

         We do not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7. FINANCIAL STATEMENTS

         Our financial statements required to be included in this Report pursuant to Item 310(a) of Regulation S-B, are set forth below.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Samuel Klein and Company ("Klein") audited our consolidated financial statements for the years ended May 31, 2004 and 2003. During the years ended May 31, 2004 and 2003 and for the period June 1, 2004 through January 20, 2005, there were no disagreements between with Company and Klein on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

         In January 2005, the Company engaged Rotenberg Meril Solomon Bertiger & Guttilla, P.C., located in Saddle Brook, New Jersey, to serve as our independent accountants for the audit of our consolidated financial statements for the year ended May 31, 2005.

ITEM 8A.   CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c).

         As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         During the quarter ended May 31, 2005, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors, Executive Officers and Significant Employees

         The following sets forth, as of May 31, 2005, the names and ages of all of our directors and executive officers; the date when each director was appointed; and all positions and offices in the Company held by each. Each director will hold office until the next annual meeting of stockholders and until his or her successor has been elected and qualified:

                                                                      Initial
                                            Offices                   Term of
    Name                  Age                 Held                    Office
----------------         ----       --------------------------     -------------
Peter Deros               56        Chairman of the Board,         February 2001
                                    President, Chief Executive
                                    Officer and Treasurer

                                    President and CEO              May 1987
                                    of Pizza Donini, Inc.

Theo Kalaitzis            58        Director                       April 2001

Catherine Pantoulis       45        Secretary                      February 2001

Jean Vassiliadis          43        Vice-President of              May 2002
                                    Pizza Donini Inc.

                                    Director                       November 2003

Biographies of Directors and Officers of the Company

         Set forth below are the names of our directors and officers, all positions and offices held, the period during which he or she has served as such, and his/her business experience during at least the last five years:

Peter Deros - President, Chief Executive Officer, Chairman of the Board of Directors and Treasurer. Mr. Deros has been in the quick-service restaurant industry for 35 years, founded PDI in 1987 and has served as its President and Chief Executive Officer since inception. Prior to founding PDI, Mr. Deros was President and Chief Operating Officer of a highly successful public pizza chain. Under his leadership sales for this chain grew from $5 million to more than $50 million. Prior to this position, Mr. Deros was an executive with a multi-unit franchisee of A&W Food Services of Canada. Mr. Deros has been a Director of the Company since February 23, 2001.

Theo Kalaitzis - Director. Mr. Kalaitzis is General Manager of Pizado. He is responsible for the day-to-day supply of all franchise operations and for the management of Pizado's production facility. Mr. Kalaitzis joined PDI in 1987. Prior to this position, Mr. Kalaitzis held management positions with a multi-unit franchisee of A&W Food Services of Canada and operated his own restaurant. Mr. Kalaitzis has been a Director of the Company since April 3, 2001.

Catherine Pantoulis - Secretary. Ms. Pantoulis graduated from Universite de Montreal, Faculty of Law in 1983 and has been a member of the Quebec Bar Association since 1984. At present she is associated with Kounadis Perreault, which serves as counsel to PDI. Ms. Pantoulis has been Secretary of the Company since February 23, 2001.

Jean Vassiliadis - Vice-President of PDI & President and COO of DoniniCo. Mr. Vassiliadis started his food service career with PDI fifteen years ago in 1987, initially working as a cook and pizza deliveryman at PDI's first outlet. He worked his way through staff and management positions at the store level and later joined Pizza Donini Head Office as Manager of Operations. Mr. Vassiliadis also owned several Pizza Donini franchises until June of 2001, when he joined the Pizza Donini management team as Director of its Food Service Division. Mr. Vassiliadis holds a college degree in Commerce specializing in Marketing, and is pursuing part-time studies for a BA at the Universite du Quebec a Montreal. He also has 10 years of military experience with the Canadian Forces Army Reserve. On May 1st 2002, he was appointed Vice-President of Business Development of the Company's food service and grocery retail industry sectors and in March 2003. Mr. Vassiliadis has been a director of the Company since November 2003.

Family Relationships

         No family relationships exist between any director or executive officer of Company or any person contemplated to become such.

         None of the Company's securities have been registered pursuant to
Section 12 of the Exchange Act of 1934, as amended (the "Exchange Act"). Therefore, Section 16(a) of the Exchange Act is not applicable.


ITEM 10. EXECUTIVE COMPENSATION

         We intend to reimburse the Directors for reasonable expenses incurred in connection with their directorship.

         No officer of the Company received a salary in excess of $100,000 during fiscal years May 31, 2001 through May 31, 2005.

         The following table sets forth information concerning the annual compensation received or accrued for services provided in all capacities for the fiscal years ended May 31, 2003, 2004 and 2005 by our chief executive and all our executive officers and directors serving as such as at May 31, 2005 or at any time during the year ended May 31, 2005. Common stock issued in lieu of cash salary payments was valued at $0.6798 per share. We believe that, as of the dates when such shares were issued, the actual market value of such shares was, and as of the date hereof remains, highly contingent upon, and subject to, extremely high risks.

SUMMARY COMPENSATION TABLE:


                                       ANNUAL COMPENSATION
                           -----------------------------------------------
Name and                                         Car Allowance
Principal Position          Year      Salary $   and Expenses $   Other $
-------------------------  ------    ---------   --------------  ---------
Peter Deros,                2005     $ 100,000      $  9,259      $ 0
President and CEO           2004     $  30,325      $  9,388      $ 10,000 (1)
                            2003     $  49,640      $  9,842      $ 0
------------------------------------------------------------------------
Theo Kalaitzis,             2005     $  29,254      $ 10,356      $ 0
General Manager of          2004     $  26,408      $ 10,442      $ 0
Pizado                      2003     $  26,032      $ 10,838      $ 0
------------------------------------------------------------------------
Jean Vassiliadis,           2005     $  29,892      $  9,856      $ 0
Vice-President of PDI       2004     $  29,172      $  9,738      $ 0
                            2003     $  29,230      $  9,490      $ 0

(1) Compensation on options converted to shares.

Employment Agreements

         Mr. Peter Deros currently has an employment agreement dated May 1, 2004 (amended September 20, 2004). The terms of Mr. Peter Deros' Employment Agreement with PDI, are as follows:

         The agreement is for a term of five years expiring on May 31, 2009, provides for an initial salary of one hundred thousand dollars US (US$100,000) increasing to three hundred and fifty thousand US (US$350,000) in the fifth year; a bonus of seven and one half percent (7.5%) of consolidated net earnings of the Company payable within six months following the end of each fiscal year; the reimbursement of expenses, the provision of health insurance for Mr. Deros and his family and for a paid vacation each year. Mr. Deros shall be entitled to the grant of up to 2,000,000 shares of common stock upon payment of the sum of $0.001 per share as an extraordinary bonus for entering into this Agreement, said shares to be issued on or before October 1st, 2004 pursuant to a proper resolution of the Company's Board of Directors. Mr. Deros received 1,400,000 shares valued at $126,000.

         The agreement also grants to Mr. Deros the right to the issuance of various shares of common stock on the date and at the exercise prices per share as set forth below:

      Number of Options    Exercise Price     Expiration Date
      -----------------    --------------     ---------------
           750,000             $.08           October 1, 2007
         1,000,000             $.12           October 1, 2008
         1,250,000             $.16           October 1, 2009

Stock Plan

         We have adopted an employee stock plan, which provides for the issuance of 10,000,000 shares of common stock, in the form of stock options, grants, and bonus' to employees and consultants to the Company. To date, 1,000,000 shares have been issued pursuant to this plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of May 31, 2005, with respect to security ownership of Management and persons known to the Company to be the beneficial owners of more than 5% of the common stock, $.001 par value of the Company. Except as noted, each person has sole voting power with respect to the shares shown.

                   Name and                                       Amount and
                   Address of                                     Nature of
Title of           Beneficial                                     Beneficial             Percent
Class              Owner                                          Ownership              of Class
----------------------------------------------------------------------------------------------------
Common             Peter Deros                                    4,421,026(1)               22.43%
                   8220 Birnam Apt. 2
                   Montreal, Quebec H3N 2T9 Canada

Common             Theo Kalaitzis                                   313,075(2)                1.57%
                   12 Garland
                   D.D.O., Quebec H9G 2B6 Canada

Common             Catherine Pantoulis                               35,001                    .18%
                   8350 Place Fonteneau
                   Montreal, Quebec H1M 2T6 Canada

Common             Jean Vassiliadis                                 131,264                    .67%
                   467 Croissant des Orchidees
                   Ste-Julie, Quebec  J3E 2C3 Canada

                   Total                                          4,900,366(2)               24.64%

(1) 1,000,000 shares are held by Spartan Trust, a discretionary family trust in which Mr. Peter Deros and members of his immediate family are the possible beneficiaries. The trustee of the Spartan Trust is Ansbacher (Bahamas) Limited. A further 1,000,000 shares are held by the Deros Family Trust, a discretionary family trust in which Mr. Peter Deros and members of his immediate family are the possible beneficiaries. The trustee for the Deros Family Trust is William L Mouris. Demaco M.C.S. Inc., whose majority shareholder is Peter Deros, holds 446,250 shares. The remaining shares are held directly by Mr. Deros.

(2) Includes 175,000 shares of common stock issuable upon the exercise of 175,000 stock options.

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

         The President, who is also its Chief Executive Officer and Principal Stockholder, has made personal guarantees on certain obligations of the Company and pledged 300,000 shares of the Company's common stock as collateral for the bank demand note of $214,913 as of May 31, 2005.

         The Company is a guarantor on a third-party loan of $250,000, made by a non-affiliated person, to a franchisee of the Company. The Principal Stockholder of the Company has also guaranteed the loan.

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

         (a) Exhibits
             --------

             31.1 Certification of the President and Chief Financial Officer
                  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

             32.1 Certification of the President and Chief Financial Officer
                  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K
             -------------------

             (a) Security Purchase Agreement with Global Capital Funding Group, L.P.
             (b) Securities to be offered to employees in employee benefit plans
             (c)  Exchange Agreement with Global Capital Funding Group, L.P.
             (d)  Notice of change in the accountants

Financial Statements

         The financial statements filed as a part of this report are as follows:

         Consolidated Balance Sheets - 2005 and 2004

         Consolidated Statements of Operations for the years ended May 31, 2005 and 2004

         Consolidated Statements of Stockholders' Deficit and Comprehensive Loss for the years ended May 31, 2005 and 2004

         Consolidated Statements of Cash Flows for the years ended May 31, 2005 and 2004

Reports on 8-K

         No reports on forms 8-K were filed in the last quarter of fiscal 2005.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

         The aggregate fees billed for the fiscal years ended May 31, 2005 and 2004, for professional services rendered by Samuel Klein and Company ("Klein") for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $0 and $10,000 respectively.

         The aggregate fees billed for the fiscal year ended May 31, 2005, for professional services rendered by Rotenberg, Meril, Solomon, Bertiger & Guttilla, P.C. ("RMSBG"), for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended May 31, 2005 were $0.

(2) AUDIT-RELATED FEES

         The aggregate fees billed for the fiscal years ended May 31, 2005 and 2004 for assurance and related services by Klein that are reasonably related to the performance of the audit or review of the registrant's financial statements for those fiscal years were $0 and $0.

         The aggregate fees billed for the fiscal year ended May 31, 2005 for assurance and related services by RMSBG that are reasonably related to the performance of the audit or review of the registrant's financial statements for that fiscal year were $0.

(3) TAX FEES

         The aggregate fees billed for each of the fiscal years ended May 31, 2005 and 2004 for professional services rendered by Klein for tax compliance, tax advice, and tax planning, for those fiscal years were $0 and $0 respectively. Services provided included preparation of the federal and state tax returns for the Company.

         The aggregate fees billed for the fiscal year ended May 31, 2005 for professional services rendered by RMSBG for tax compliance, tax advice and tax planning for that fiscal year were $0.

(4) ALL OTHER FEES

         The aggregate fees billed in each of the fiscal years ended May 31, 2005 and 2004 for products and services provided by Klein other than those services reported above for those fiscal years were $0 and $0, respectively.

         The aggregate fees billed for the fiscal year ended May 31, 2005 for products and services provided by RMSBG other than those services reported above for that fiscal year were $0.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

         Not applicable.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

         Not applicable.

SIGNATURES

         In accordance with Section 15(d) of the Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DONINI, INC.

                                       By /s/ PETER DEROS
                                          --------------------------------------
Date: September 27, 2005                  Peter Deros, Director, Chairman,
                                          President, Chief Executive Officer and
                                          Treasurer


         In accordance with Section 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.


     SIGNATURES                         TITLE                        Date

Principal Executive Officer:

/s/ PETER DEROS                   Chief Executive Officer     September 27, 2005
-------------------------
Peter Deros


Principal Financial and Accounting Officer:

/s/ PETER DEROS                          Treasurer            September 27, 2005
-------------------------
Peter Deros


A Majority of the Board of Directors:

/s/ PETER DEROS                          Chairman             September 27, 2005
-------------------------
Peter Deros

/s/ THEO KALAITZIS                       Director             September 27, 2005
-------------------------
Theo Kalaitzis

                  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
                 REPORTS FILED PURSUANT TO SECTION 15(D) OF THE
                      EXCHANGE ACT BY NON-REPORTING ISSUERS


         No annual report or proxy materials have been sent to security-holders during the fiscal year ended May 31, 2005 or the subsequent interim period. As at the date hereof, the Company plans to furnish proxy materials relating to its annual meeting, which is presently intended to be held during the current fiscal year. All such materials will be furnished to the Commission at the same time as they are sent to securities holders.

                                  DONINI, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                        YEARS ENDED MAY 31, 2005 AND 2004

                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM


To the Board of Directors and Stockholders
Donini, Inc.
4555 Des Grandes Prairies #30
St-Leonard, Quebec, H1R 1A5
Canada


We have audited the accompanying consolidated balance sheet of Donini, Inc. and its Subsidiaries (the "Company") as of May 31, 2005 and the related consolidated statements of operations, stockholders' deficit and comprehensive loss and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company as at and for the year ended May 31, 2004 were audited by other auditors whose report dated September 12, 2004 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2005 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ ROTENBERG MERIL SOLOMON BERTIGER & Guttilla, P.C.
-----------------------------------------------------
Rotenberg Meril Solomon Bertiger &Guttilla, P.C.


Saddle Brook, New Jersey
September 9, 2005

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
Donini, Inc.
4555 Des Grandes Prairies #30
St-Leonard, Quebec, H1R 1A5
Canada


We have audited the accompanying consolidated balance sheet of Donini, Inc. and its Subsidiaries as of May 31, 2004 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Donini, Inc. and its Subsidiaries as of May 31, 2004 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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


                                       /s/ SAMUEL KLEIN AND COMPANY
                                       -----------------------------------------
                                       SAMUEL KLEIN AND COMPANY


Newark, New Jersey
September 12, 2004


                                  DONINI, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                               May 31,
                                                                     ---------------------------
ASSETS                                                                   2005           2004
------                                                               ------------   ------------
Current Assets:
  Cash and cash equivalents                                          $    120,185   $         --
  Accounts receivables - net                                               61,054         71,169
  Inventories                                                              15,603         14,412
  Taxes receivables                                                        11,051          8,134
  Loan receivable                                                          13,609         16,570
  Current portion of franchise sales receivables                               --         26,118
  Prepaid expenses and other current assets                                31,564         12,038
  Assets held for resale                                                  274,546        286,070
                                                                     ------------   ------------
                   Total Current Assets                                   527,612        434,511

Property and equipment - net                                              239,761        291,018
Investment in related company                                              99,000             --
Deposits                                                                    2,151             --
Franchise sales receivables - net of current portion                       30,933         77,672
Trademarks - net                                                           10,454         10,776
                                                                     ------------   ------------

                   Total Assets                                      $    909,911   $    813,977
                                                                     ============   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
Current Liabilities:
  Accounts payables and accrued liabilities                          $  1,121,345   $    809,308
  Current portion of long-term debt                                       668,967        245,932
  Loans payable - related parties                                         149,131         20,846
  Loans payable - others                                                   95,972        321,281
                                                                     ------------   ------------
                   Total Current Liabilities                            2,035,415      1,397,367

Long-Term Liabilities:
  Loans payable - related parties - net of current portion                100,000         29,876
  Long-term debt - net of current portion                                  27,985        493,757
  Convertible note payable  - net of issuance costs
    of $228,645                                                         1,141,355             --
                                                                     ------------   ------------
                   Total Liabilities                                    3,304,755      1,921,000
                                                                     ------------   ------------

Commitments and Contingencies

Stockholders' Deficit:
  Common stock ($.001 par value 100,000,000 shares
    authorized, 27,711,205 and 9,220,871 issued and
    outstanding at May 31, 2005 and 2004 respectively)                     27,711          9,220
  Additional paid-in capital                                            6,101,760      4,404,761
  Common stock issued as collateral for note payable                     (640,000)            --
  Accumulated deficit                                                  (7,779,835)    (5,465,453)
  Foreign currency translation adjustment                                (104,480)       (55,551)
                                                                     ------------   ------------
                   Total Stockholders' Deficit                         (2,394,844)    (1,107,023)
                                                                     ------------   ------------

                   Total Liabilities and Stockholders' Deficit       $    909,911   $    813,977
                                                                     ============   ============

---------------

The accompanying notes are an integral part of these financial statements.


                                  DONINI, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     For the Years Ended
                                                           May 31,
                                                 ---------------------------
                                                     2005           2004
                                                 ------------   ------------
Revenues:
  Sales                                          $    523,440   $    880,633
  Royalties and other related revenues                297,065        319,715
  Order processing fees                               162,015        177,669
  Initial franchise fees                               55,566         89,086
                                                 ------------   ------------
      Total Revenues                                1,038,086      1,467,103

Cost of Goods Sold                                    329,441        476,167
                                                 ------------   ------------

Gross Profit                                          708,645        990,936
                                                 ------------   ------------

Costs and expenses :
  General and administrative expenses               1,005,455        640,078
  Advertising and promotion                           201,927        187,916
  Salaries                                            225,330        210,411
  Product and market development                      188,015         44,942
  Stock-based compensation costs                      826,600         23,000
  Depreciation and amortization                        57,740         74,542
  Amortization of finance costs                       228,644             --
                                                 ------------   ------------
      Total Costs and Expenses                      2,733,711      1,180,889
                                                 ------------   ------------

Loss from Operations                               (2,025,066)      (189,953)

Interest Expense                                     (308,674)       (87,599)
Other Income                                            6,493          7,479
Gain (loss) on sale of fixed assets                    (1,028)        24,136
Gain on sale of assets held for resale                 79,893             --
Loss in equity of related company                     (66,000)            --
                                                 ------------   ------------

Net Loss                                         $ (2,314,382)  $   (245,937)
                                                 ============   ============

Loss Per Share
   Basic and diluted loss per share              $      (0.13)  $      (0.03)
                                                 ============   ============

   Basic and diluted weighted average
     common shares outstanding                     17,930,024      7,495,871
                                                 ============   ============

--------------------

The accompanying notes are an integral part of these financial statements.


                                  DONINI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For the Years Ended
                                                                     May 31,
                                                           ---------------------------
                                                               2005           2004
                                                           ------------   ------------
Cash Flows from Operating Activities:
   Net loss                                                $ (2,314,382)  $   (245,937)
   Adjustments to reconcile net loss
     to net cash used in operating activities:
        Depreciation and amortization                           286,384         74,542
        Amortization of convertible note interest               170,000             --
        Compensation expense                                    826,600         23,000
        Loss (gain) on disposition of fixed assets                1,028        (24,136)
        Gain on sale of assets held for resale                  (79,893)            --
        Loss from equity method investment                       66,000             --
   Change in operating assets and liabilities:
      (Increase) decrease in:
        Accounts receivable                                      10,115        (16,576)
        Inventories                                              (1,191)         8,495
        Taxes receivables                                        (2,917)        (1,453)
        Prepaid expenses and other current assets               (21,677)         6,693
      Increase (decrease) in:
        Accounts payable and accrued liabilities                312,037         52,776
                                                           ------------   ------------
          Net cash used in operating activities                (747,896)      (122,596)
                                                           ------------   ------------

Cash Flows from Investing Activities:
   Net (proceeds) repayment on loan receivable                    2,961        (16,570)
   Increase in franchise sales receivables                      (55,774)          (118)
   Proceeds from franchise sales receivables                    128,631         82,849
   Proceeds of stockholder's loan receivable                         --        111,787
   Net proceeds (acquisition) of assets held for resale          91,417       (112,727)
   Acquisition of property and equipment                         (7,189)       (12,053)
   Proceeds of disposition of fixed assets                           --        123,536
   Investment in related company                               (165,000)            --
                                                           ------------   ------------
          Net cash (used in) provided by
            investing activities                                 (4,954)       176,704
                                                           ------------   ------------

Cash Flows from Financing Activities:
   Proceeds from convertible note payable                     1,200,000             --
   Acquisition costs related to convertible note payable       (209,799)            --
   Proceeds from loans payable                                  351,248        663,126
   Principal payments on loans payable                         (378,148)      (420,307)
   Proceeds from long term-debt                                  77,665         62,277
   Principal payments on long term-debt                        (120,402)      (259,369)
   Repayment of deposits                                             --        (84,031)
   Proceeds from issuance of common stock                         1,400             --
                                                           ------------   ------------
          Net cash provided by (used in)
            financing activities                                921,964        (38,304)
                                                           ------------   ------------
Effect of Foreign Currency Translation                          (48,929)       (15,804)
                                                           ------------   ------------
Net Increase in Cash and Cash Equivalents                       120,185             --

Cash and Cash Equivalents - beginning of year                        --             --
                                                           ------------   ------------

Cash and Cash Equivalents - end of year                    $    120,185   $         --
                                                           ============   ============


                                  DONINI, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                For the Years Ended
                                                                     May 31,
                                                           ---------------------------
                                                               2005           2004
                                                           ------------   ------------
Supplemental Disclosure of Cash Flow Information:
   Interest paid during the year                           $     97,217   $     87,599
                                                           ============   ============
   Income taxes paid during the year                       $         --   $         --
                                                           ============   ============

Supplemental Disclosure of Noncash Activities:
    Common stock issued as compensation
      and services rendered                                $    826,600   $     23,000
                                                           ============   ============

    Warrants issued in relation to convertible note        $    247,490   $         --
                                                           ============   ============

The accompanying notes are an integral part of these consolidated financial statements.


                                  DONINI, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                             AND COMPREHENSIVE LOSS
                    FOR THE YEARS ENDED MAY 31, 2005 AND 2004

                              Common Stock
                            $0.001 Par Value                  Common Stock
                          ---------------------                 Issued As
                                        Common    Additional    Collateral                  Foreign         Total          Total
                             Number     Stock      Paid-In       For Note    Accumulated    Currency     Stockholders' Comprehensive
                           of Shares    Amount     Capital       Payable       Deficit     Translation     Deficit         Loss
                          ----------   --------   ----------    ---------    -----------    ---------    -----------    -----------

Balances - June 1, 2003    6,920,871   $  6,920   $4,384,061    $      --    $(5,219,516)   $ (39,747)   $  (868,282)

Common stock issued
  in connection with
  services rendered        2,300,000      2,300       20,700           --             --           --         23,000

Currency translation
  adjustment                      --         --           --           --             --      (15,804)       (15,804)   $   (15,804)

Net loss for the year
  ended May 31, 2004              --         --           --           --       (245,937)          --       (245,937)      (245,937)
                          ----------   --------   ----------    ---------    -----------    ---------    -----------    -----------
Balances - May 31, 2004    9,220,871      9,220    4,404,761           --     (5,465,453)     (55,551)    (1,107,023)   $  (261,741)
                                                                                                                        ===========

Common stock issued
  in connection with
  services rendered        9,200,000      9,200      818,800           --             --           --        828,000

Common stock issued
  as collateral            8,000,000      8,000      632,000     (640,000)            --           --             --

Issuance of warrants
  in connection with
  convertible note
  payable                         --         --      247,490           --             --           --        247,490

Stock dividend             1,290,334      1,291       (1,291)          --             --           --             --

Currency translation
  adjustment                      --         --           --           --             --      (48,929)       (48,929)       (48,929)

Net loss for the year
  ended May 31, 2005              --         --           --           --     (2,314,382)          --     (2,314,382)    (2,314,382)
                          ----------   --------   ----------    ---------    -----------    ---------    -----------    -----------

Balances - May 31, 2005   27,711,205   $ 27,711   $6,101,760    $(640,000)   $(7,779,835)   $(104,480)   $(2,394,844)   $(2,363,311)
                          ==========   ========   ==========    =========    ===========    =========    ===========    ===========

-----------------------

The accompanying notes are an integral part of these financial statements.

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2005 AND 2004

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company
-----------

Donini, Inc. (the "Company") is incorporated in the State of New Jersey. Pizza Donini Inc. ("PDI"), a wholly-owned subsidiary of the Company operates a franchise management company in the Greater Montreal area. The Company's franchise outlets operate under the trade name "Pizza Donini", which name is also primarily used for the distribution of the Company's frozen pizza to the food service industry. PDI holds twenty-four (24) locations. At May 31, 2005, twenty (20) were franchised and four (4) others were being held by PDI with the intention of selling them as Pizza Donini franchises. All outlets are in Greater Montreal.

As franchisor, PDI supplies the franchisees, through its wholly-owned subsidiary Pizado Foods (2001) Inc. ("Pizado"), with the dough and sauces used in the preparation of Pizza Donini recipes. Pizado also supplies a separate product line of pizza dough and sauces to other restaurants and distributors in the Province of Quebec. In connection with frozen pizza wholesale orders, the Company employs subcontractors to produce its products.

Pizza Donini.Com Inc. ("Donini.Com"), a wholly-owned subsidiary of PDI, operates a call center that executes home delivery through one central telephone number. The call center dispatches telephone orders to the closest franchisee for prompt delivery. Donini.Com has also embarked on the development of an internet-based order taking and processing program. DoniniCo Inc. ("DoniniCo"), a wholly-owned subsidiary of PDI, repurchases existing Donini franchised restaurants and operates them, pending their resale to new franchisees.

During February 2005, the Company entered into a joint venture agreement whereby the Company effectively owns 36.6% of a U.S. based entity called Pronto Donini, LLC (Pronto). The purpose of this entity is to help expand its Donini products into the U.S. market. Pronto will operate a Donini Resto-Bar business. The business was not in operation as of May 31, 2005.

The investment in Pronto Donini, LLC is carried at equity, adjusted for the Company's proportionate share of Pronto's undistributed earnings or losses.

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2005 AND 2004
                                   (CONTINUED)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern
-------------

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern and that assets and liabilities have been recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business. However, the accompanying financial statements reflect that the Company has incurred significant operating losses during the years ended May 31, 2005 and 2004, has a deficit in stockholders' equity and a working capital deficit at May 31, 2005. In addition, the Company will require additional financing to meet its future obligations. These matters raise substantial doubt as to the Company's ability to continue as a going concern. The Company's ability to continue as a going concern will depend on its attaining profitable operations and the ability to obtain additional financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue its existence.

In order to secure additional capital funding, the Company has engaged the services of a financial consultant to assist on a "best efforts" basis to raise an additional $5,000,000 of equity and/or debt financing through the issuance of common stock, convertible debentures or a combination thereof. In addition, the Company continues to attempt to secure commitments from its customers for additional installations at their food services facilities to provide ready made frozen pizza, including its new products such as the new microwaveable pizza and seeks to finance its future growth partly through equipment leasing arrangements and other means. The Company also continues to implement various cost control measures to attempt to achieve optimal profit margins and to improve the revenue potential of its franchises. In the event that additional capital is raised, part of the proceeds will be used for this purpose.

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

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2005 AND 2004
                                   (Continued)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Policies (Continued)
------------------------------------------

Cash Equivalents
----------------

The Company considers cash equivalents to be all highly liquid investments with original maturities of three months or less. Cash equivalents consist of money market accounts.

Concentrations
--------------

Cash and cash equivalents are maintained with major financial institutions in the United States and Canada. Deposits held with these banks at times exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and therefore and bear minimal risk.

Fair Value of Financial Instruments
-----------------------------------

Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, trade receivables, accounts payable and other accrued liabilities approximate fair value because of their short maturities. The fair value of debt is not determinable due to the terms and the lack of a comparable market for such debt.

Revenue Recognition
-------------------

Franchise agreements provide the terms of the arrangement between PDI and the franchisee. The franchise agreements may or may not require the franchisee to pay an initial, nonrefundable fee. Royalties and advertising revenues are based on a percentage of the sales of the franchisees according to the terms of the franchise agreement. Order processing fees for the operation of the call center are based on a percentage of the franchisees' sales generated by the call center. These revenues are recorded as earned, with an appropriate provision for estimated uncollectible amounts.

Initial fees are recognized as revenue when PDI has substantially performed all initial services required by the franchise agreement, which is generally upon opening. Direct costs incurred to secure and perform the required services under the franchise agreement are charged to expense as incurred.

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

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2005 AND 2004
                                   (Continued)


1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Policies (Continued)
------------------------------------------

Foreign Currency Translation
----------------------------

The Company's wholly-owned Canadian subsidiaries use the Canadian dollar as their functional currency and translate their assets and liabilities into United States dollars at the exchange rate prevailing at the balance sheet date and revenues and expenses are translated at the average rate prevailing during the year. The related translation adjustments are recorded as cumulative translation adjustments, a separate component of stockholders' deficit.

Assets Held for Resale
----------------------

Assets held for resale consist of franchise equipment reacquired by the Company and are recorded at the lower of cost and net realizable value.

Inventories
-----------

Inventories are stated at the lower of cost, determined by the moving average cost method, or market.

Property and Equipment
----------------------

Property and equipment are recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which vary from three to seven years. Leasehold improvements are being amortized over the related lease term or estimated useful lives, whichever is shorter.

Upon retirement or other disposition of these assets, the cost and related accumulated depreciation are removed from the accounts and the gains or losses are reflected in the results of operations. Routine maintenance and repairs are charged to expense as incurred.

Intangible Assets
-----------------

Intangible assets, which consist of trademarks are amortized to operations under the straight-line method over their estimated useful lives or statutory lives, whichever is shorter.

Amortization amounted to $322 and $355 for 2005 and 2004, respectively.

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2005 AND 2004
                                   (Continued)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Policies (Continued)
------------------------------------------

Impairment of Long-Lived Assets
-------------------------------

The Company adopted Statement of Financial Accounting Standards No. 144 (SFAS
144) "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 144 requires that if events or changes in circumstances indicate that the cost of long-lived assets or asset groups may be impaired, an evaluation of recoverability would be performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying value to determine if a write-down to market value would be required. Long-lived assets or asset groups that meet the criteria in SFAS 144 as being held for disposal by sale are reflected at the lower of their carrying amount or fair market value, less costs to sell.

Research and Development
------------------------

Costs associated with development of new products are charged to operations as incurred.

Advertising Costs
-----------------

Advertising expenditures relating to the advertising and marketing of the Company's products and services are expensed in the period the advertising costs are incurred.

Advertising costs totaled $201,927 and $187,916 for 2005 and 2004, respectively.

Income Taxes
------------

The Company utilizes Statement of Financial Accounting Standards No. 109, (SFAS
109) "Accounting for Income Taxes". SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2005 AND 2004
                                   (Continued)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Policies (Continued)
------------------------------------------

Comprehensive Income
--------------------

The Company reports components of comprehensive income under the requirements of Statement of Financial Accounting Standards No. 130, (SFAS 130) "Reporting Comprehensive Income." This statement establishes rules for the reporting of comprehensive income and its components which require that certain items be presented as separate components of stockholders' equity. For the periods presented, the Company's comprehensive gain consisted solely of foreign currency translation adjustments.

Earnings (Loss) per Share
-------------------------

The Company computes earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock, only in the periods in which the effect is dilutive. The following securities have been excluded from the calculation of net loss per share, as their effect would be antidilutive.

                                                2005           2004
                                               -------        -------
         Options (weighted average)            362,075        112,329
         Warrants (weighted average)           539,452             --

Earnings per share reflects the 5% stock dividend declared on December 1, 2004. Common shares issued as collateral for the convertible note payable totaling 8,000,000 shares have been excluded from the weighted average number of shares outstanding for 2005.

Accounting for Stock-Based Compensation
---------------------------------------

The Company has elected to follow Accounting Principles Board Opinion No. 25, (APB 25) "Accounting for Stock Issued to Employees" in accounting for options and warrants granted to its employees. Under APB 25, when the exercise price of the Company's options or warrants equals or is above the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Stock options and warrants granted to non-employees are recorded at their fair value, as determined in accordance with Financial Accounting Standards Board Statement No. 123, (SFAS 123) "Accounting for Stock Based Compensation" and Emerging Issues Task Force Consensus No. 96-18, and recognized over the related service period.

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2005 AND 2004
                                   (Continued)


1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Policies (Continued)
------------------------------------------

Accounting for Stock-Based Compensation (Continued)
---------------------------------------

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). SFAS 123(R) requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. The Company is required to adopt SFAS 123(R) beginning January 1, 2006. Grant-date fair value will be determined using one of two acceptable valuation models. This Standard requires that compensation expense for most equity-based awards be recognized over the requisite service period, usually the vesting period; while compensation expense for liability-based awards (those usually settled in cash rather than stock) be re-measured to fair-value at each balance sheet date until the award is settled. The Standard also provides guidance as to the accounting treatment for income taxes related to such compensation costs, as well as transition issues related to adopting the new Standard.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Only stock options granted after September 30, 1995 have been included for the Company's pro forma information as follows:


                                                2005           2004
                                            -----------    -----------
Net Loss - as reported                      $(2,314,382)   $  (245,937)

Less:  Total compensation expense
    determined under fair value based
    method - net of tax effect                   53,900        131,923
                                            -----------    -----------

Pro Forma Net Loss                          $(2,368,282)   $  (377,860)
                                            ===========    ===========
Pro Forma Loss Per Share:
    Basic and Diluted                       $     (0.13)   $     (0.05)
                                            ===========    ===========

For the purpose of providing pro forma disclosures, the fair value of stock options granted were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2005 and 2004, respectively: a risk-free rate of 2.56% and 1.32%, an expected life of 2 years in both years, an expected volatility of 372% and 248% and no expected dividends.

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2005 AND 2004
                                   (Continued)


1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Policies (Continued)
------------------------------------------

Recent Accounting Pronouncements
--------------------------------

In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" ("SFAS 154"). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of SFAS 154 is not expected to have a material impact on the Company's financial position or results of operations.

Reclassification
----------------

Certain amounts in the fiscal 2004 financial statements have been reclassified to conform to the current year's presentation. These reclassifications had no impact on the previously reported net loss.

2. ACCOUNTS RECEIVABLE

The Company performs ongoing credit evaluations of its customers' financial condition and records an allowance for doubtful accounts for credit losses at the end of each period based on an analysis of individual aged accounts receivable balances.

Accounts receivable are reflected on the balance sheet net of allowance for doubtful accounts of $29,341 and $0 at May 31, 2005 and 2004, respectively.

3. ASSETS HELD FOR RESALE

Assets held for resale represent equipment and other assets reacquired from franchise purchasers. At May 31, 2005 and 2004, assets held for resale amounted to $274,546 and $286,070, respectively.

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2005 AND 2004
                                   (Continued)

4. FRANCHISE SALES RECEIVABLES

Franchise sales receivables represent amounts owing from franchise purchasers resulting from the sales of franchises including the related equipment included in each restaurant. Terms generally range up to eight years with interest rates from 5% to 9%. Franchise sales receivables at May 31, consist of the following:

                                                                   2005           2004
                                                                ----------     ----------
Balance of sales at 6%, receivable in weekly installments of
$183 including interest, commencing September 2002,
due August 2006 and secured by the tangible and intangible
property sold, except real estate (A)                           $   30,933     $   29,068

Balance of sales at 9%, receivable in weekly installments of
$335 including interest, commencing August 2000, due July
2004 and secured by the tangible and intangible property
sold, except real estate                                                --          3,399

Balance of sales at 5%, receivable in weekly installments of
$139 including interest, commencing March 2002, due
February 2010 and secured by the tangible and intangible
property sold, except real estate                                       --         36,988

Balance of sales at 7%, receivable in weekly installments of
$183, including interest commencing November 2002, due
October 2007 and secured by the tangible and intangible
property sold, except real estate                                       --         34,335
                                                                ----------     ----------

                                                                    30,933        103,790
Less:  Current portion                                                  --         26,118
                                                                ----------     ----------
                                                                $   30,933     $   77,672
                                                                ==========     ==========

(A) No payments were received in fiscal 2005. As such, the Company has determined that this receivable should be reflected as long-term.

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2005 AND 2004
                                   (Continued)

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at May 31,:

                                                                   Estimated
                                                                    Useful
                                           2005         2004        Lives
                                        ----------   ----------   ----------
Furniture and equipment                 $  516,080   $  509,919      5-7
Digital telephone system                    45,502       45,502       5
Computer equipment                          99,617       99,617       3
Computer software                           36,827       36,827       3
Rolling stock                                7,742        7,742       5
Leasehold improvements                       5,772        5,772      3-5
Website                                     10,356       10,356       3
                                        ----------   ----------
                                           721,896      715,735
Less: Accumulated depreciation             482,135      424,717
                                        ----------   ----------

                                        $  239,761   $  291,018
                                        ==========   ==========

Depreciation amounted to $57,418 and $74,187 for 2005 and 2004, respectively.

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities were as follows at May 31,:

                                           2005         2004
                                        ----------   ----------
Cash overdraft                          $       --   $   11,182
Accounts payable - trade                   533,358      331,845
Accrued liabilities                         23,976       44,483
Accrued payroll and related deductions     436,459      301,212
Accrued interest                            25,886           --
Sales tax payable                          101,666       85,920
Other trade payables                            --       34,666
                                        ----------   ----------

                                        $1,121,345   $  809,308
                                        ==========   ==========

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2005 AND 2004
                                   (Continued)

7. LOANS PAYABLE - RELATED PARTIES

Loans payable - related parties at May 31, consist of the following:

                                                         2005          2004
                                                      ----------    ----------
8% stockholder loan, interest payable quarterly
    with principal and accrued and unpaid
    interest due January 1, 2007                      $  100,000    $       --

12% stockholder loan, guaranteed by the
    President of the Company, payable in twelve
    monthly installments of C$5,568 (US$4,436)
    The loan is past due                                  49,873            --

12% stockholder loan, guaranteed by the President
    of the Company                                        14,719            --

Non-interest bearing stockholder and director loans       84,539        50,722
                                                      ----------    ----------

                                                         249,131        50,722

Less:  Current portion                                   149,131        20,846
                                                      ----------    ----------

                                                      $  100,000    $   29,876
                                                      ==========    ==========

Principal repayments of loans payable - related payable are as follows at May 31,:

                              2006                    $  149,131
                              2007                       100,000
                                                      ----------

                                                      $  249,131
                                                      ==========

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2005 AND 2004
                                   (Continued)



8. LOANS PAYABLE - OTHER

Loans payable - other at May 31, consist of the following

                                                    2005           2004
                                                 ----------     ----------
12% loans payable in weekly installments
    of C$1,000 (US$797) plus interest
    This loan is past due                        $   31,868     $   35,188

6% loan payable in monthly installments of
    C$229 (US$182).  This loan is past due           13,962         13,120

Non-interest bearing loan, payable to an
    employee of the Company                          10,349          9,725

Non-interest bearing loans, payable to other
    individuals                                      39,793        263,248
                                                 ----------     ----------
                                                     95,972        321,281

Less:  Current portion                               95,972        321,281
                                                 ----------     ----------

                                                 $       --     $       --
                                                 ==========     ==========

9. CONVERTIBLE NOTE PAYABLE

On June 7, 2004, the Company entered into a Security Purchase Agreement with Global Capital Funding Group, L.P. ("Global") whereby Global purchased a $1,500,000 convertible note ("Note") for $1,200,000. The Note matured on June 7, 2007 and the effective interest rate on the Note was approximately 7.7%. The Note was convertible at a price to be determined at any time after ninety (90) days after the closing. The Note was secured by the Company's accounts receivable, inventory, property and equipment and general intangibles.

In connection with the Agreement, the Company issued a warrant to Global to purchase 500,000 shares of common stock as additional finance costs. The warrant was valued at $224,990. In addition, the Company issued a warrant to an unrelated corporation to purchase 50,000 shares of common stock as a finder's fee. The warrant was valued at $22,500. Both warrants are exercisable at $.495 per share and expire on June 7, 2009.

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2005 AND 2004
                                   (Continued)

9. CONVERTIBLE NOTE PAYABLE (CONTINUED)

On October 1, 2004, the Company and Global entered into an Exchange Agreement whereby the Note was exchanged for a new note ("New Note") in the amount of $1,540,000. The New Note matures on June 7, 2006 and is secured by a first lien on the Company's non-real estate assets and the issuance and pledge of 8,000,000 shares of common stock. The effective interest rate on the New Note is approximately 13%.

Other terms under the New Note are as follows:

1. As long as there is no event of default (as defined), the Company may, at its option, prepay the New Note at a price equal to the outstanding principal amount of the New Note, $40,000 of liquidating damages and all accrued and unpaid interest.

2. Global has the right to convert the New Note into shares of common stock upon an event of default (as defined) or at any time following June 7, 2005 at the following conversion price - (a) Principal amount being converted together with the accrued and unpaid interest through the date of conversion divided by (b) 100% of the three lowest bid prices during the twenty (20) trading days immediately preceding the date of conversion. Global can only convert (other than due to an event of default) if the price of the Company's common stock is equal to or greater than $.60 per share at the time of conversion.

The balance owed under the New Note at May 31, 2005 is as follows:

Balance owed at maturity               $  1,540,000
Unamortized finance costs                  (228,645)
Unamortized interest                       (170,000)
                                       ------------
                                       $  1,141,355
                                       ============


Interest incurred on the Series A Preferred amounted to $170,000 in 2005.


                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2005 AND 2004
                                   (Continued)

10. LONG-TERM DEBT

Long-term debt at May 31, consists of the following

                                                                        2005           2004
                                                                     ----------     ----------
7% bank loan, payable in monthly installments of C$1,269
(US$1,011) including interest, due June 2008                         $   33,603     $   40,460

12% loan payable in monthly installments of $788
including interest. This loan is past due                                 4,103          7,065

Bank demand note bearing interest at 2% above
the bank's prime rate, payable in monthly principal
installments of $3,744, due March 2005, secured by
securities of the Company's President and his limited
personal guarantee. This note is past due                     (A)       230,047        214,913

Bank demand note bearing interest at 2% above the
bank's prime rate                                             (A)         8,398             --

Non-interest bearing loan, payable in bi-monthly
installments of $411, due September 2005                                 10,942         12,904

Non-interest bearing loan, payable in bi-monthly
installments of $637, due December 2005                                  27,554         24,224

Non-interest bearing loan, payable in monthly
installments of $749, due October 2005                                   10,817         12,224

Non-interest bearing loan, payable in weekly
installments of $187 for July 2004 and August 2004,
$374 for September 2004 and October 2004, $561 for
November 2004 and December 2004 increasing to
weekly payments of $748 until paid                                       44,654         51,943

7.25% unsecured loan payable in weekly installments of
$225 from July 2003 to December 2003, $374 from
January 2004 to June 2004, $599 from July 2004 to
December 2004, $749 from January 2005 to June 2005
and $898 from July 2005 to October 2006                       (A)        88,775         83,418
                                                                     ----------     ----------
Balance carried forward                                              $  458,893     $  447,151
                                                                     ----------     ----------


                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2005 AND 2004
                                   (Continued)

10. LONG-TERM DEBT (C0NTINUED)

                                                                        2005           2004
                                                                     ----------     ----------
Balance forward                                                      $  458,893     $  447,151

7.25% loan payable in weekly installments of $150
from October 2003 to March 2004, $300 from April
2004 to September 2004, $450 from October 2004 to
March 2005, $600 from April 2005 to September 2005,
and $375 from October 2005 to November 2005                   (A)        39,226         36,862

4% loan payable, guaranteed by the President of the
Company, payable in weekly installments of C$732
(US$583), due April 2006                                                 73,851         74,833

4% loan payable, guaranteed by the President of the
Company, payable in weekly installments of C$1,010
(US$805), due February 2007                                   (A)       112,350        106,419

12% loan payable, guaranteed by the President of the
Company, payable in 48 monthly installments of
C$527 (US$420), due March 2008                                           12,632         14,973

Small business bank loan repaid in June 2004                                 --         22,460

Loan payable repaid in June 2004                                             --         36,991
                                                                     ----------     ----------
                                                                        696,952        739,689

Less:  Current portion                                                  668,967        245,932
                                                                     ----------     ----------

                                                                     $   27,985     $  493,757
                                                                     ==========     ==========

(A) Either no payments or nominal payments were made in fiscal 2005. As such, the Company has determined that those debts should be reflected as current liabilities.

Principal repayments of long-term debt are as follows at May 31,:

                             2006           $  668,967
                             2007               17,134
                             2008               10,851
                                            ----------

                                            $  696,952
                                            ==========

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2005 AND 2004
                                   (Continued)


11. INCOME TAXES

At May 31, 2005, the Company and its subsidiaries had various net operating loss carry forwards to reduce future years' taxable income expiring as follows:

                   US          State of        Canadian
 Expiring       Federal       New Jersey        Federal         Quebec
 --------     ----------      ----------      ----------      ----------
    2006      $       --      $       --      $  126,800      $   37,400
    2007              --              --         295,400         202,100
    2008              --              --         327,200         337,500
    2009              --              --         722,000         722,000
    2010              --              --         348,700         348,300
    2012              --       1,041,000              --              --
    2014              --              --         229,000         229,000
    2015              --              --       1,204,600       1,148,900
    2025       1,041,000              --              --              --
              ----------      ----------      ----------      ----------
              $1,041,000      $1,041,000      $3,253,700      $3,025,200
              ==========      ==========      ==========      ==========

Details of deferred income tax assets and liabilities are as follows:

                                                 2005            2004
                                              -----------     -----------
Net operating losses                          $ 1,717,000     $   746,000
Capital assets - differences between net
  book value and undepreciated capital
  cost                                            (48,000)        (31,000)
Increase in accounts receivable reserve            15,000              --
                                              -----------     -----------

Net deferred tax asset                          1,684,000         715,000

Less valuation allowance                       (1,684,000)       (715,000)
                                              -----------     -----------

                                              $        --     $        --
                                              ===========     ===========

A 100% valuation allowance was provided at May 31, 2005 and 2004 as it is uncertain if the above item would be utilized. The valuation allowance increased by $969,000 in 2005 primarily due to the current year's operating loss.

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2005 AND 2004
                                   (Continued)

12. RELATED PARTY TRANSACTIONS

The Company has received loans and advances from its President, who is also its chief executive officer and a principal stockholder. At May 31, 2005, there was an outstanding payable of $18,440, net of repayments made during the year. In addition, he has made personal guarantees on certain obligations of the Company and pledged 300,000 shares of his Company stock as collateral for the bank demand note of $228,700 as of May 31, 2005.

13. COMMITMENTS AND CONTINGENCIES

Employment Agreement
--------------------

The Company has entered into a five-year employment agreement with its President which calls an initial salary in the amount of $100,000 increasing to $350,000 in the fifth year The agreement expires on May 31, 2009.

The agreement calls for a bonus of 7.5% of consolidated net earnings achieved by the Company payable within six months after each fiscal year and the granting of options to purchase shares as follows:


              Number Of      Exercise         Expiration
               Options        Price              Date
             ----------     ----------     ---------------
                750,000       $0.08        October 1, 2007
              1,000,000       $0.12        October 1, 2008
              1,250,000       $0.16        October 1, 2009

The agreement also calls for the grant of up to 2,000,000 shares of common stock upon payment of $.001 per share as an extraordinary bonus, such shares to be issued on or before October 1, 2004. The President received 1,400,000 shares valued at $126,000. The value of the shares was charged to operations and is included in stock-based compensation costs.

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2005 AND 2004
                                   (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

Leases
------

The Company's subsidiaries rent two locations, one being the office and manufacturing facility and the other is the call center. Both locations are on a month-to-month basis. The subsidiaries lease three vehicles, which expire through February 28, 2009. On June 1, 2005, a subsidiary of the Company entered into a lease for restaurant space being held for assignment to a new franchisee. The lease expires on May 31, 2010 and has a five-year renewal option. The future minimum annual rental payments for this lease are as follows:

   For the years
   ending May 31,
   --------------
       2006                                            $ 23,588
       2007                                              21,566
       2008                                              15,117
       2009                                              14,358
       2010                                              12,189
                                                       --------
                                                       $ 86,818
                                                       ========

Rent expense amounted to $62,408 and $82,919 for 2005 and 2004, respectively.

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

This action stems from a separate suit filed by the former franchisee against the former subsidiary, in the amount of C$637,000 (approximately US$417,000) which suit was dismissed by the Superior Court of Quebec on May 19, 1998. The former franchisee has appealed the original judgment of the lower court and legal counsel for the former subsidiary does not expect a hearing date before December 2005. In the meantime, in the suit against PDI, there is an agreement between the attorneys of the parties to await the outcome of the decision of the Court of Appeal in the original proceedings prior to pursuing this action.

The Company is a guarantor on a third party loan of $250,000, made by a non-affiliated person to a franchisee of the Company. The principal stockholder of the Company has also guaranteed the loan.

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2005 AND 2004
                                   (Continued)

14. STOCKHOLDERS' DEFICIT

Common Stock
------------

In March 2004, 1,300,000 shares of common stock were issued to third parties for services rendered to the Company. 1,000,000 shares of common stock were also issued to the Company's President in lieu of salary for services rendered to date for which no compensation was received. The estimated fair value of shares issued amounted to $23,000 or $0.01 per share which has been recorded as compensation expense.

During the six months ended November 30, 2004, the Company issued 9,200,000 shares of its common stock to employees and outside third parties. The Company recognized compensation expense of $826,600.

On December 1, 2004, the Company declared a 5% stock dividend to all stockholders on record as of November 15, 2004. The Company issued 1,290,334 shares of common stock.

Options
-------

A summary of the options outstanding at May 31, 2005 are as follows: [OBJECT

          Number            Exercise          Expiration
       Outstanding           Price               Date
       -----------           ------         ---------------
           125,000           $1.265         July 6, 2005
           175,000           $0.825         July 6, 2006
           750,000           $0.080         October 1, 2007
         1,000,000           $0.120         October 1, 2008
         1,250,000           $0.160         October 1, 2009
       -----------
         3,300,000
       ===========

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2005 AND 2004
                                   (Continued)

14. QUARTERLY EARNINGS (UNAUDITED)

The following table presents selected unaudited quarterly operating results for the Company's eight quarters ended May 31, 2005 for continuing operations. The Company believes that all necessary adjustments have been made to present fairly there related quarterly results.

                            First         Second          Third         Fourth
Fiscal 2005                Quarter        Quarter        Quarter        Quarter         Total
-----------              -----------    -----------    -----------    -----------    -----------
Revenues                 $   277,313    $   289,881    $   237,896    $   232,996    $ 1,038,086
Gross profit                 241,179        164,401        161,432        141,633        708,645
Costs and expenses         1,310,737        528,257        371,594        523,123      2,733,711
Loss from operations      (1,069,558)      (363,856)      (210,162)      (381,490)    (2,025,066)
Net loss                  (1,065,190)      (317,433)      (178,077)      (753,682)    (2,314,382)

Loss per common share:
   Basic and diluted     $     (0.08)   $     (0.02)   $     (0.01)   $     (0.04)   $     (0.13)
                         ===========    ===========    ===========    ===========    ===========

Fiscal 2004
-----------
Revenues                 $   354,414    $   387,056    $   418,420    $   307,213    $ 1,467,103
Gross profit                 223,745        263,306        292,189        211,696        990,936
Costs and expenses           309,962        280,407        325,548        264,972      1,180,889
Loss from operations         (86,217)       (17,101)       (33,359)       (53,276)      (189,953)
Net loss                     (83,968)       (16,206)       (32,352)      (113,411)      (245,937)

Loss per common share:
   Basic and diluted     $     (0.01)   $     (0.00)   $     (0.00)   $     (0.01)   $     (0.03)
                         ===========    ===========    ===========    ===========    ===========