Form 10QSB
period 2005-08-31
DONINI INC
filed 2005-10-21
CIK 1129900

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended August 31, 2005.

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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of common equity, as of October 21, 2005: 27,711,205 shares of common stock

Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                                  Donini, Inc.

                                TABLE OF CONTENTS

PART I                                                                      Page
                                                                            ----

Item 1 - Financial Information

   Consolidated Balance Sheet as of August 31, 2005 (Unaudited)
     and May 31,2005 (Audited) ..........................................      3

   Consolidated Statements of Operations for the three months
     ended August 31, 2005 and 2004 (Unaudited) .........................      4

   Consolidated Statements of Cash Flows for the three months
     ended August 31, 2005 and 2004 (Unaudited)..........................      5

   Notes to Consolidated Financial Statements ...........................      7

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations ..................     14

PART II

Item 1 - Legal Proceedings ..............................................     18

Item 2 - Changes in Securities and Use of Proceeds.......................     18

Item 3 - Defaults Upon Senior Securities.................................     18

Item 4 - Submission of Matters to a Vote of Security Holders.............     18

Item 6 - Exhibits and Reports on Form 8-K................................     18

Certifications...........................................................  20-21


PART I

ITEM 1- FINANCIAL INFORMATION

                                  DONINI, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                 August 31,       May 31,
                                                                    2005           2005
                                                                ------------   ------------
                                                                (Unaudited)     (Audited)
ASSETS
------
Current Assets:
  Cash and cash equivalents                                     $     91,518   $    120,185
  Accounts receivables - net                                          69,707         61,054
  Inventories                                                         18,577         15,603
  Taxes receivables                                                   16,018         11,051
  Prepaid expenses and other current assets                           28,651         31,564
  Assets held for resale                                             311,354        274,546
                                                                ------------   ------------
            Total Current Assets                                     535,825        514,003

Property and equipment - net                                         233,191        239,761
Investment in related company                                         99,000         99,000
Loan receivable                                                       18,610         13,609
Deposits                                                               2,274          2,151
Franchise sales receivables - net                                     24,530         30,933
Trademarks - net                                                      10,369         10,454
                                                                ------------   ------------
            Total Assets                                        $    923,799   $    909,911
                                                                ============   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
Current Liabilities:
  Accounts payables and accrued liabilities                     $  1,215,527   $  1,121,345
  Current portion of long-term debt                                  704,131        668,967
  Convertible note payable  - net of issuance costs
    of $171,483                                                    1,241,017             --
  Loans payable - related parties                                    361,542        149,131
  Loans payable - others                                             105,961         95,972
                                                                ------------   ------------
            Total Current Liabilities                              3,628,178      2,035,415

Long-Term Liabilities:
  Loans payable - related parties - net of current portion           100,000        100,000
  Long-term debt - net of current portion                             27,985         27,985
  Convertible note payable  - net of issuance costs
    of $228,645                                                           --      1,141,355
                                                                ------------   ------------
            Total Liabilities                                      3,756,163      3,304,755
                                                                ------------   ------------

Contingencies

Stockholders' Deficit:
  Common stock ($.001 par value 100,000,000 shares
    authorized, 27,711,205 issued and outstanding                     27,711         27,711
  Additional paid-in capital                                       6,133,760      6,101,760
  Common stock issued as collateral for note payable                (672,000)      (640,000)
  Accumulated deficit                                             (8,170,699)    (7,779,835)
  Foreign currency translation adjustment                           (151,136)      (104,480)
                                                                ------------   ------------
            Total Stockholders' Deficit                           (2,832,364)    (2,394,844)
                                                                ------------   ------------
            Total Liabilities and Stockholders' Deficit         $    923,799   $    909,911
                                                                ============   ============

---------------
The accompanying notes are an integral part of these financial statements.

                                  DONINI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                              For the Three Months Ended
                                                     August 31,
                                            ---------------------------
                                                2005           2004
                                            ------------   ------------
                                                            (Restated)
Revenues:
  Sales                                     $    117,881   $    123,916
  Royalties and other related revenues            58,641         67,694
  Order processing fees                           34,977         39,094
  Initial franchise fees                              --         33,809
                                            ------------   ------------
      Total Revenues                             211,499        264,513

Cost of Goods Sold                                76,778         78,124
                                            ------------   ------------

Gross Profit                                     134,721        186,389
                                            ------------   ------------
Costs and Expenses:
  General and administrative expenses            197,717        221,331
  Advertising and promotion                      106,217         51,668
  Salaries                                        61,661         56,479
  Product and market development                  24,856         43,058
  Stock-based compensation costs                      --        826,600
  Depreciation and amortization                   15,262         13,799
  Amortization of finance costs                   57,161         38,107
                                            ------------   ------------
        Total Costs and Expenses                 462,874      1,251,042
                                            ------------   ------------

Loss from Operations                            (328,153)    (1,064,653)

Interest Expense                                 (63,111)       (48,602)
Other Income                                         400          3,340
Gain on sale of assets held for resale                --         43,018
                                            ------------   ------------

Net Loss                                    $   (390,864)  $ (1,066,897)
                                            ============   ============
Loss Per Share
   Basic and diluted loss per share         $      (0.02)  $      (0.15)
                                            ============   ============
   Basic and diluted weighted average
     common shares outstanding                18,911,205      6,920,871
                                            ============   ============
------------
The accompanying notes are an integral part of these financial statements.


                                  DONINI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            For the Three Months Ended
                                                                    August 31,
                                                           ---------------------------
                                                               2005           2004
                                                           ------------   ------------
                                                                           (Restated)
Cash Flows from Operating Activities:
   Net loss                                                $   (390,864)  $ (1,068,297)
   Adjustments to reconcile net loss
     to net cash used in operating activities:
        Depreciation and amortization                            72,423         51,906
        Amortization of convertible note interest                42,500         25,000
        Common stock issued as compensation
            and services rendered                                    --        826,600
   Change in operating assets and liabilities:
      (Increase) decrease in:
        Accounts receivable                                      (8,653)         4,863
        Inventories                                              (2,974)           622
        Taxes receivables                                        (4,967)        (4,970)
        Prepaid expenses and other current assets                 2,913          4,999
        Deposits                                                   (123)            --
      Increase (decrease) in:
        Accounts payable and accrued liabilities                 94,182        (69,698)
                                                           ------------   ------------
          Net cash used in operating activities                (195,563)      (228,975)
                                                           ------------   ------------

Cash Flows from Investing Activities:
    Net (proceeds) repayment on loan receivable                  (5,001)        16,570
    Increase (decrease) in franchise sales receivables            6,403        (38,080)
    Net proceeds (acquisition) of assets held for resale        (21,060)       (26,220)
    Acquisition of property and equipment                        (8,606)       (20,551)
    Proceeds from franchise sales receivables                        --         72,829
    Stockholder loans receivable                                     --       (171,243)
                                                           ------------   ------------
          Net cash used in
            investing activities                                (28,264)      (166,695)
                                                           ------------   ------------
Cash Flows from Financing Activities:
   Proceeds from loans payable                                  226,506         15,141
   Principal payments on loans payable                           (6,266)       (85,015)
   Principal payments on long term-debt                          (4,815)       (71,867)
   Proceeds from long term-debt                                      --          8,360
   Proceeds from convertible note payable                            --      1,200,000
   Acquisition costs related to convertible note payable             --       (209,800)
                                                           ------------   ------------
          Net cash provided by
            financing activities                                215,425        856,819
                                                           ------------   ------------

Effect of Foreign Currency Translation                          (20,265)        (3,523)
                                                           ------------   ------------

Net Increase (Decrease) in Cash and Cash Equivalents            (28,667)       457,626

Cash and Cash Equivalents - beginning of period                 120,185             --
                                                           ------------   ------------

Cash and Cash Equivalents - end of period                  $     91,518   $    457,626
                                                           ============   ============


                                  DONINI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (CONTINUED)

                                                            For the Three Months Ended
                                                                    August 31,
                                                           ---------------------------
                                                               2005           2004
                                                           ------------   ------------
                                                                           (Restated)
Supplemental Disclosure of Cash Flow Information:
   Interest paid during the period                         $      5,643   $     23,602
                                                           ============   ============
   Income taxes paid during the period                     $         --   $         --
                                                           ============   ============

Supplemental Disclosure of Noncash Activities:

    Warrants issued in connection with
      convertible note                                     $         --   $    247,490
                                                           ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            August 31, 2005 and 2004

1. DESCRIPTION OF BUSINESS

         Donini, Inc. (the "Company") is incorporated in the State of New Jersey. Pizza Donini Inc. ("PDI"), a wholly-owned subsidiary of the Company operates a franchise management company in the Greater Montreal area. The Company's franchise outlets operate under the trade name "Pizza Donini", which name is also primarily used for the distribution of the Company's frozen pizza to the food service industry. PDI holds twenty-three (23) locations. At August 31, 2005, nineteen (19) were franchised and four (4) others were being held by PDI with the intention of selling them as Pizza Donini franchises. All outlets are in Greater Montreal.

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

         During February 2005, the Company entered into a joint venture agreement whereby the Company effectively owns 36.6% of a U.S. based entity called Pronto Donini, LLC (Pronto). The purpose of this entity is to help expand its Donini products into the U.S. market. Pronto will operate a Donini Resto-Bar business. The business was not in operation as of August 31, 2005.

         The investment in Pronto Donini, LLC is carried at equity, adjusted for the Company's proportionate share of Pronto's undistributed earnings or losses.

Going Concern
-------------

         The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern and that assets and liabilities have been recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business. However, the accompanying financial statements reflect that the Company has incurred significant operating losses, has a deficit in stockholders' equity and a working capital deficit at August 31, 2005. In addition, the Company will require additional financing to meet its future obligations. These matters raise substantial doubt as to the Company's ability to continue as a going concern. The Company's ability to continue as a going concern will depend on its attaining profitable operations and the ability to obtain additional financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue its existence.

         In order to secure additional capital funding, the Company has engaged the services of a financial consultant to assist on a "best efforts" basis to raise an additional $5,000,000 of equity and/or debt financing through the issuance of common stock, convertible debentures or a combination thereof. In addition, the Company continues to attempt to secure commitments from its customers for additional installations at their food services facilities to provide ready made frozen pizza, including its new products such as the new microwaveable pizza and seeks to finance its future growth partly through equipment leasing arrangements and other means. The Company also continues to implement various cost control measures to attempt to achieve optimal profit margins and to improve the revenue potential of its franchises. In the event that additional capital is raised, part of the proceeds will be used for these purpose. It is anticipated that any cash shortfalls that might arise will be funded by the officers and management of the Company.

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            August 31, 2005 and 2004

1. DESCRIPTION OF BUSINESS (Continued)

Restatement
-----------

The 2004 statements of operations and cash flows were restated to correct the following:

1. To record warrants issued in connection with the issuance of the convertible notes (see Note 3). The value of the warrants totaled $247,490.

2. To increase the amortization of unamortized finance costs in the amount of $3,107.

3.   To reduce stock-based compensation costs in the amount of $1,400.

The effect of the restatement was to increase the net loss of the Company by $1,707.

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

         The accompanying unaudited consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods presented. The consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of the Company for the years ended May 31, 2005 and 2004 included in its Annual Report on Form 10-K for the fiscal year ended May 31, 2005. Operating results for the three months ended August 31, 2005 are not necessarily indicative of the results that may be expected for the year ending May 31, 2006.

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

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            August 31, 2005 and 2004


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


                                          2005             2004
                                        -------          -------
     Options (weighted average)         300,000          231,522
     Warrants (weighted average)        550,000          508,152

Common shares issued as collateral for the convertible note payable totaling 8,400,000 shares have been excluded from the weighted average number of shares outstanding for 2005.

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

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            August 31, 2005 and 2004

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting for Stock-Based Compensation (Continued)
---------------------------------------------------

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Only stock options granted after September 30, 1995 have been included for the Company's pro forma information as follows:

                                                2005           2004
                                            ------------   ------------
                                                            (Restated)
Net Loss - as reported                      $   (390,864)  $ (1,066,897)

Less:  Total compensation expense
    determined under fair value based
    method - net of tax effect                    38,477        131,923
                                            ------------   ------------

Pro Forma Net Loss                          $   (429,341)  $ (1,198,820)
                                            ============   ============

Pro Forma Loss Per Share:
    Basic and Diluted                       $      (0.02)  $      (0.17)
                                            ============   ============


         For the purpose of providing pro forma disclosures, the fair value of stock options granted were estimated using the Black-Sholes option pricing model with the following weighted-average assumptions used for grants in 2005 and 2004, respectively: a risk-free rate of 2.56% and 1.32%, an expected life of 2 years in both years, an expected volatility of 372% and 248% and no expected dividends.

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

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            August 31, 2005 and 2004

3. CONVERTIBLE NOTE PAYABLE

         On June 7, 2004, the Company entered into a Security Purchase Agreement with Global Capital Funding Group, L.P. ("Global") whereby Global purchased a $1,500,000 convertible note ("Note") for $1,200,000. The Note matured on June 7, 2007 and was secured by the Company's accounts receivable, inventory, property and equipment and general intangibles.

         In connection with the Agreement, the Company issued a warrant to Global to purchase 500,000 shares of common stock as additional finance costs. In addition, the Company issued a warrant to an unrelated corporation to purchase 50,000 shares of common stock as a finder's fee. Both warrants are exercisable at $.495 per share and expire on June 7, 2009.

         On October 1, 2004, the Company and Global entered into an Exchange Agreement whereby the Note was exchanged for a new note ("New Note") in the amount of $1,540,000. The New Note matures on June 7, 2006 and is secured by a first lien on the Company's non-real estate assets and the issuance and pledge of 8,400,000 shares of common stock. The effective interest rate on the New Note is approximately 13%.

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

The balance owed under the New Note is as follows:

                                        August 31,       May 31,
                                           2005           2005
                                       ------------   ------------
                                       (Unaudited)     (Audited)

Balance owed at maturity               $  1,540,000   $  1,540,000
Unamortized finance costs                  (171,483)      (228,645)
Unamortized interest                       (127,500)      (170,000)
                                       ------------   ------------

                                       $  1,241,017   $  1,141,355
                                       ============   ============

Interest incurred amounted to $42,500 for the three months ended August 31, 2005.


                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            August 31, 2005 and 2004

4. RELATED PARTY TRANSACTIONS

Loans Payable
-------------

Loans payable - related parties consist of the following:

                                                       August 31,       May 31,
                                                          2005           2005
                                                      ------------   ------------
                                                      (Unaudited)     (Audited)
8% stockholder loan, interest payable quarterly
    with principal and accrued and unpaid
    interest due January 1, 2007                      $    100,000   $    100,000

12% stockholder loan, guaranteed by
    the President of the Company, payable in twelve
    monthly installments of C$5,568 (US$4,690)
    The loan is past due                                    52,734         49,873

12% stockholder loan, guaranteed by the President
    of the Company                                          15,563         14,719

Non-interest bearing stockholder and director loans        293,249         84,539
                                                      ------------   ------------

                                                           461,546        249,131

Less:  Current portion                                     361,546        149,131
                                                      ------------   ------------

                                                      $    100,000   $    100,000
                                                      ============   ============

Other
-----

         The Company's President, who is also its chief executive officer and a principal stockholder, has made personal guarantees on certain obligations of the Company and pledged 300,000 shares of his Company stock as collateral for a bank demand note with a balance of approximately $243,000 as of August 31, 2005.

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            August 31, 2005 and 2004

5. CONTINGENCIES

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

         This action stems from a separate suit filed by the former franchisee against the former subsidiary, in the amount of C$637,000 (approximately US$535,000) which suit was dismissed by the Superior Court of Quebec on May 19, 1998. The former franchisee has appealed the original judgment of the lower court and legal counsel for the former subsidiary does not expect a hearing date before December 2005. In the meantime, in the suit against PDI, there is an agreement between the attorneys of the parties to await the outcome of the decision of the Court of Appeal in the original proceedings prior to pursuing this action.

Other
-----

         The Company and its President are guarantors on a five-year 8% promissory note ("Note") of $250,000 made by a non-affiliated person to a franchisee of the Company. The Note is payable in monthly installments of $5,054 including interest commencing in October 2004 through September 2009. Other terms of the Note include:

1. The Note is secured by a subordinated interest in all of the assets of the franchisee.
2. If an event of default occurs, the lender, at his option, can demand immediate payment of any and all amounts then owing or to become owing.

As of August 31, 2005, the franchisee has not made any of the required monthly installments. The Company has made interest payments on behalf of the franchisee totaling approximately $18,300. Such amounts have been classified as loan receivable on the balance sheet. Although the Note is in default, the lender has not demanded immediate payment of all amounts owed and owing.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Associated Risks

         The various sections of the MD&A include certain "forward-looking statements" within the meaning of that term in Section 13 or 15(d) of the Securities Act of 1934, and Section 21E of the Exchange Act, including, among others, those statements preceded by, followed by or including the words "believes," "expects," "anticipates" or similar expressions.

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

Overview

         At August 31, 2005, PDI supports twenty-three (23) pizza outlets. Nineteen (19) were franchised and four (4) locations represent outlets at which the Company has terminated franchises due to under performance by the franchisees. All locations feature a moderately priced Italian menu with its traditional and gourmet pizzas, submarine sandwiches, pasta dishes, fries, chicken wings, salads and desserts.

         The Company operates one (1) Resto-Bar and has commenced plans to locate at least one (1) Resto-Bar in the U.S. and one (1) more in Montreal during calendar 2005 as either franchise or company-owned units. In addition to the traditional Donini menu, the Resto-Bar offers an expanded menu featuring a selection of veal and chicken dishes, appetizers, a new selection of pasta dishes, foccaccia and ciabatta sandwiches as well as a breakfast menu, wine, beer and cocktails.

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

Going Concern

         The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern and that assets and liabilities have been recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business. However, the accompanying financial statements reflect that the Company has incurred significant operating losses, has a deficit in stockholders' equity and a working capital deficit at August 31, 2005. In addition, the Company will require additional financing to meet its future obligations. These matters raise substantial doubt as to the Company's ability to continue as a going concern. The Company's ability to continue as a going concern will depend on its attaining profitable operations and the ability to obtain additional financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue its existence.

         In order to secure additional capital funding, the Company has engaged the services of a financial consultant to assist on a "best efforts" basis to raise an additional $5,000,000 of equity and/or debt financing through the issuance of common stock, convertible debentures or a combination thereof. In addition, the Company continues to attempt to secure commitments from its customers for additional installations at their food services facilities to provide ready made frozen pizza, including its new products such as the new microwaveable pizza and seeks to finance its future growth partly through equipment leasing arrangements and other means. The Company also continues to implement various cost control measures to attempt to achieve optimal profit margins and to improve the revenue potential of its franchises. In the event that additional capital is raised part of the proceeds will be used for these purposes. It is anticipated that any cash shortfalls will be funded by the officers and management of the Company.

Significant Accounting Policies

Critical Accounting Policies

         The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and the accompanying notes. The amounts of assets and liabilities reported in our balance sheets and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions which are used for, but not limited to, the accounting for allowance for doubtful accounts, fair market values of marketable securities, asset impairments, inventory and income taxes. Actual results could differ from these estimates.

         The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements.

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

Results of Operations

Revenues

         For the three months ended August 31, 2005, franchise and corporate operations accounted for approximately 44% of the Company's operating revenues. The sale of food products equaled approximately 55% and the remaining miscellaneous revenues accounted for 1%. This compares to 54%, 45% and 1% respectively for the same period in fiscal 2005. Sales of food products are relatively stable from fiscal 2005 to fiscal 2006.

         During fiscal 2006, our consolidated revenues decreased $53,014 or 20% to $211,499 from 2005 revenues of $264,513. Cost of goods sold for fiscal 2006 was $76,778 or 36.3% as compared to $78,124 or 29.5% for fiscal 2005. Product sales decreased primarily due to the Company having fewer franchised outlets (19 in fiscal 2006 versus 22 during fiscal 2005). In addition, fiscal 2005 revenues included the operating sales of Company-owned stores which have since been sold as franchises and initial franchise fees in the amount of $33,809.

Costs and Expenses

         Costs and expenses totaled $462,874 in fiscal 2006 and $1,251,042 in fiscal 2005 and included the following:

         General and Administrative Expenses

         General and administrative expenses include payroll and payroll taxes, office and occupancy expenses, professional, legal and accounting fees and consulting fees and services. General and administrative expenses totaled $197,717 in fiscal 2006 and $221,331 in fiscal 2005, a decrease of $23,614
(10.6%). The decrease was primarily due to a decrease in office and administrative expenses and a decrease in bad debt expenses.

         Advertising and Promotion

         Advertising and promotion costs totaled $106,217 in fiscal 2006 versus $51,668 in fiscal 2005. The Company substantially increased its advertising and promotional activities in an attempt to increase sales.

         Product and Market Development

         Product and market development costs totaled $24,856 in fiscal 2006 versus $43,058 in fiscal 2005. These costs include costs relating to microwaveable pizza, Resto-Bar and the B2B business.

         Stock Based Compensation

         Stock based compensation amounted to $826,600 in fiscal 2005. The Company issued 9,200,000 shares of common stock to employees and various vendors for services rendered in fiscal 2005.

         Amortization of Finance Costs

         Amortization amounted to $57,161 in fiscal 2006 and $38,107 in fiscal 2005 and relates to the costs incurred of issuing the convertible note payable ("Note") to Global Capital Funding Group, L.P. ("Global").

         Other Income and Expenses

         Other income and expenses include the following:

         Interest Expense

         Interest amounted to $63,111 in fiscal 2006 versus $48,602 in fiscal 2005, an increase of $14,509. The primary reason for the increase was interest incurred on the Note to Global totaling $42,500 in fiscal 2006 and $25,000 in fiscal 2005.

         Other Items

         In 2005, the Company sold assets held for resale and earned $43,018.

Liquidity and Capital Resources

         The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern and that assets and liabilities have been recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business. However, the accompanying financial statements reflect that the Company has incurred significant operating losses, has a deficit in stockholders' equity and a working capital deficit at August 31, 2005. In addition, the Company will require additional financing to meet its future obligations. These matters raise substantial doubt as to the Company's ability to continue as a going concern. The Company's ability to continue as a going concern will depend on its attaining profitable operations and the ability to obtain additional financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue its existence.

         In order to secure additional capital funding, the Company has engaged the services of a financial consultant to assist on a "best efforts" basis to raise an additional $5,000,000 of equity and/or debt financing through the issuance of common stock, convertible debentures or a combination thereof. In addition, the Company continues to attempt to secure commitments from its customers for additional installations at their food services facilities to provide ready made frozen pizza, including its new products such as the new microwaveable pizza and seeks to finance its future growth partly through equipment leasing arrangements and other means. The Company also continues to implement various cost control measures to attempt to achieve optimal profit margins and to improve the revenue potential of its franchises. In the event that additional capital is raised, part of the proceeds will be used for these purposes. It is anticipated that any cash shortfalls will be funded by the officers and management of the Company.

         At August 31, 2005, the Company had cash of $91,518. Net cash used in operating activities amounted to $195,563 in fiscal 2006 and $228,975 in fiscal 2005. The primary reason for the decreases were the net losses incurred for the periods, net of non-cash expenses.

         Cash used in investing activities amounted to $28,264 in fiscal 2006 and included the acquisition of assets held for resale of approximately $21,060. Cash used in investing activities in fiscal 2005 amounted to $166,695 and included loans to a stockholder of approximately $171,200.

         Cash provided by financing activities amounted to $215,425 in fiscal 2006 and $856,819 in fiscal 2005. In fiscal 2006, the Company received loans from related parties of approximately $226,500. In fiscal 2005, the Company received approximately $1 million net from the Note issued to Global net of the repayments of various loans payable and long-term debt.

Off-Balance Sheet Arrangements

         The Company and its President are guarantors on a five-year 8% promissory note ("Note") of $250,000 made by a non-affiliated person to a franchisee of the Company. The Note is payable in monthly installments of $5,054 including interest commencing in October 2004 through September 2009. Other terms of the Note include:

1. The Note is secured by a subordinated interest in all of the assets of the franchisee.

2. If an event of default occurs, the lender, at his option, can demand immediate payment of any and all amounts then owing or to become owing.

         As of August 31, 2005, the franchisee has not made any of the required monthly installments. The Company has made interest payments on behalf of the franchisee totaling approximately $18,300. Such amounts have been classified as loan receivable on the balance sheet. Although the Note is in default, the lender has not demanded immediate payment of all amounts owed and owing.

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

No changes have occurred during the three month ended August 31, 2005.


ITEM 3 - DEFAULT UPON SENIOR SECURITIES

Not applicable


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Not applicable

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DONINI, INC.


Date: October 21, 2005                 By: /s/ PETER DEROS
                                           -------------------------------------
                                           Peter Deros, President