Form 10QSB
period 2005-11-30
DONINI INC
filed 2006-01-23
CIK 1129900

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

  [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 30, 2005.

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes [ ] No [X]

The number of shares outstanding of each of the issuer's classes of common equity, as of January 23, 2006: 30,254,716 shares of common stock

Transitional Small Business Disclosure Format (check one):
Yes [ ]  No  [X]

                                  Donini, Inc.


                                TABLE OF CONTENTS

PART I                                                                      Page
                                                                            ----

Item 1 - Financial Information


   Consolidated Balance Sheets as of November 30, 2005 (Unaudited)
     and May 31,2005 (Audited) .........................................     3

   Consolidated Statements of Operations for the three and six months
     ended November 30, 2005 and 2004 (Unaudited) ......................     4

   Consolidated Statements of Cash Flows for the six months
         ended November 30, 2005 and 2004 (Unaudited)...................   5 - 6

   Notes to Consolidated Financial Statements ..........................  7 - 13

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations ................. 14 - 19

PART II

Item 1 - Legal Proceedings .............................................    19

Item 2 - Changes in Securities and Use of Proceeds......................    19

Item 3 - Defaults Upon Senior Securities................................    19

Item 4 - Submission of Matters to a Vote of Security Holders............    19

Item 6 - Exhibits and Reports on Form 8-K...............................    19

Signatures..............................................................    20

Certifications.......................................................... 21 - 22

PART I

ITEM 1- FINANCIAL INFORMATION

                                  DONINI, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                             November 30,      May 31,
                                                                 2005           2005
                                                             ------------    ------------
                                                              (Unaudited)      (Audited)
  Cash and cash equivalents                                  $     67,598    $    120,185
  Accounts receivables - net                                       90,673          61,054
  Inventories                                                      16,348          15,603
  Taxes receivables                                                16,295          11,051
  Prepaid expenses and other current assets                        24,342          31,564
  Assets held for resale                                          312,890         274,546
                                                             ------------    ------------
            Total Current Assets                                  528,146         514,003

Property and equipment - net                                      223,773         239,761
Investment in related company                                     105,500          99,000
Loan receivable                                                    42,360          13,609
Deposits                                                            2,314           2,151
Franchise sales receivables - net                                  24,955          30,933
Trademarks - net                                                   10,281          10,454
                                                             ------------    ------------

            Total Assets                                     $    937,329    $    909,911
                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payables and accrued liabilities                  $  1,144,909    $  1,121,345
  Current portion of long-term debt                               512,394         668,967
  Convertible note payable  - net of issuance costs
    of $199,322                                                 1,340,678              --
  Loans payable - related parties                                 352,248         149,131
  Loans payable - others                                           94,939          95,972
                                                             ------------    ------------
            Total Current Liabilities                           3,445,168       2,035,415

Long-Term Liabilities:
  Loans payable - related parties - net of current portion         25,000         100,000
  Long-term debt - net of current portion                          27,985          27,985
  Convertible note payable - net of issuance costs
    of $228,645                                                        --       1,141,355
                                                             ------------    ------------
            Total Liabilities                                   3,498,153       3,304,755
                                                             ------------    ------------

Contingencies

Stockholders' Deficit:
  Common stock ($.001 par value 100,000,000 shares
    authorized, 30,254,716 and 27,711,205
    issued and outstanding, respectively                           30,255          27,711
  Additional paid-in capital                                    6,429,530       6,101,760
  Common stock issued as collateral for note payable             (672,000)       (640,000)
  Accumulated deficit                                          (8,179,314)     (7,779,835)
  Foreign currency translation adjustment                        (169,295)       (104,480)
                                                             ------------    ------------
            Total Stockholders' Deficit                        (2,560,824)     (2,394,844)
                                                             ------------    ------------

            Total Liabilities and Stockholders' Deficit      $    937,329    $    909,911
                                                             ============    ============

The accompanying notes are an integral part of these financial statements.

                                   DONINI INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                          For the Three Months Ended       For the Six Months Ended
                                         ----------------------------    ----------------------------
                                         November 30,    November 30,    November 30,    November 30,
                                             2005            2004            2005            2004
                                         ------------    ------------    ------------    ------------
                                                          (Restated)                      (Restated)
Revenues:
  Sales                                  $    126,393    $    135,719    $    244,274    $    259,635
  Royalties and other related revenues         63,541          86,940         122,182         154,634
  Order processing fees                        35,781          42,612          70,758          81,706
  Initial franchise fees                       47,458          20,546          47,458          54,355
                                         ------------    ------------    ------------    ------------
      Total Revenues                          273,173         285,817         484,672         550,330

Cost of Goods Sold                             82,841          83,490         159,619         161,614
                                         ------------    ------------    ------------    ------------

Gross Profit                                  190,332         202,327         325,053         388,716
                                         ------------    ------------    ------------    ------------

Costs and expenses :
  General and administrative expenses         233,250         305,044         430,967         566,270
  Advertising and promotion                    52,802          37,237         159,019          84,841
  Salaries                                     63,079          44,746         124,740         101,225
  Product and market development               62,119          39,895          86,975          43,058
  Stock-based compensation costs                   --              --              --         826,600
  Depreciation and amortization                17,205          16,756          32,467          30,555
  Amortization of finance costs                57,161          38,108         114,322          76,215
                                         ------------    ------------    ------------    ------------
        Total Costs and Expenses              485,616         481,786         948,490       1,728,764
                                         ------------    ------------    ------------    ------------

Loss from Operations                         (295,284)       (279,459)       (623,437)     (1,340,048)

Gain on forgiveness of debt                   339,112              --         339,112              --
Interest expense                              (53,232)        (49,579)       (116,343)        (98,181)
Interest income                                   789             112           1,189           3,452
Other income, including sale of
  assets held for resale                           --           4,321              --          47,339
                                         ------------    ------------    ------------    ------------

Net Loss                                 $     (8,615)   $   (324,605)   $   (399,479)   $ (1,387,438)
                                         ============    ============    ============    ============

Loss Per Share
   Basic and diluted loss per share      $      (0.00)   $      (0.02)   $      (0.02)   $      (0.09)
                                         ============    ============    ============    ============

   Basic and diluted weighted average
     common shares outstanding             19,926,120      18,420,871      19,616,982      16,158,576
                                         ============    ============    ============    ============

--------------------

The accompanying notes are an integral part of these financial statements.

                                  DONINI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             For the Six Months Ended
                                                                     November
                                                           ----------------------------
                                                               2005            2004
                                                           ------------    ------------
                                                                            (Restated)
Cash Flows from Operating Activities:
   Net loss                                                $   (399,479)   $ (1,387,438)
   Adjustments to reconcile net loss
     to net cash used in operating activities:
        Depreciation and amortization                           146,790          30,555
        Amortization of convertible note interest                85,000         126,215
        Provision for franchise sales receivable                  8,319              --
        Gain on forgiveness of debt                            (339,112)             --
        Common stock issued as compensation
            and services rendered                                    --         826,600
   Change in operating assets and liabilities:
      (Increase) decrease in:
        Accounts receivable                                     (29,619)         32,249
        Inventories                                                (745)         (2,102)
        Taxes receivables                                        (5,244)         (6,299)
        Prepaid expenses and other current assets                 7,222           3,233
        Deposits                                                   (163)             --
      Increase (decrease) in:
        Accounts payable and accrued liabilities                214,943          52,994
                                                           ------------    ------------

          Net cash used in operating activities                (312,088)       (323,993)
                                                           ------------    ------------

Cash Flows from Investing Activities:
    Net (disbursements) proceeds on loan receivable             (28,751)         16,570
    Increase (decrease) in franchise sales receivables           (2,341)         29,478
    Net proceeds (acquisition) of assets held for resale        (17,275)        (19,104)
    Acquisition of property and equipment                       (16,306)        (23,449)
    Stockholder loans receivable                                     --        (137,084)
    Investment in related company                                (6,500)             --
                                                           ------------    ------------
          Net cash used in
            investing activities                                (71,173)       (133,589)
                                                           ------------    ------------

Cash Flows from Financing Activities:
   Proceeds from loans payable                                  447,916         126,497
   Principal payments on loans payable                          (89,929)       (154,717)
   Principal payments on long term-debt                         (15,878)         (8,070)
   Proceeds from long term-debt                                  23,331              --
   Proceeds from convertible note payable                            --       1,200,000
   Acquisition costs related to convertible note payable             --        (209,800)
   Proceeds from issuance of common stock                            --           1,400
                                                           ------------    ------------
          Net cash provided by
            financing activities                                365,440         955,310
                                                           ------------    ------------

Effect of Foreign Currency Translation                          (34,766)       (109,065)
                                                           ------------    ------------

Net Increase (Decrease) in Cash and Cash Equivalents            (52,587)        388,663

Cash and Cash Equivalents - beginning of period                 120,185              --
                                                           ------------    ------------

Cash and Cash Equivalents - end of period                  $     67,598    $    388,663
                                                           ============    ============

                                  DONINI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (CONTINUED)


                                                      For the Six Months Ended
                                                            November 30,
                                                    ----------------------------
                                                        2005            2004
                                                    ------------    ------------
                                                                      (Restated)

Supplemental Disclosure of Cash Flow Information:
   Interest paid during the period                  $     10,767    $     48,181
                                                    ============    ============
   Income taxes paid during the period              $         --    $         --
                                                    ============    ============

Supplemental Disclosure of Noncash Activities:

    Conversion of debt to equity:

    Debt forgiven                                   $    639,963    $         --
    Common stock issued                                 (258,371)             --
    Warrants issued                                      (39,943)             --
    Translation adjustment                                (2,537)             --
                                                    ------------    ------------

   Gain on forgiveness of debt                      $    339,112    $         --
                                                    ============    ============

    Warrants issued in connection with
      convertible note                              $         --    $    247,490
                                                    ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           November 30, 2005 and 2004


1. DESCRIPTION OF BUSINESS

         Donini, Inc. (the "Company") is incorporated in the State of New Jersey. Pizza Donini Inc. ("PDI"), a wholly-owned subsidiary of the Company operates a franchise management company in the Greater Montreal area. The Company's franchise outlets operate under the trade name "Pizza Donini", which name is also primarily used for the distribution of the Company's frozen pizza to the food service industry. PDI holds twenty-three (23) locations. At November 30, 2005, nineteen (19) were franchised and four (4) others were being held by PDI with the intention of selling them as Pizza Donini franchises. All outlets are in Greater Montreal.

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

         Pizza Donini.Com Inc. ("Donini.Com"), a wholly-owned subsidiary of PDI, operates a call center that executes home delivery through one central telephone number. The call center dispatches telephone orders to the closest franchisee for prompt delivery. Donini.Com has also embarked on the development of an internet-based order taking and processing program. DoniniCo Inc. ("DoniniCo"), a wholly-owned subsidiary of PDI, repurchases under performing existing Donini franchised restaurants and operates or holds them, pending their resale to new franchisees.

         During February 2005, the Company entered into a joint venture agreement whereby the Company effectively owns 36.6% of a U.S. based entity called Pronto Donini, LLC (Pronto). The purpose of this entity is to help expand its Donini products into the U.S. market. Pronto will operate a Donini Resto-Bar business. The business was not in operation as of November 30, 2005.

         The investment in Pronto Donini, LLC is carried at equity, adjusted for the Company's proportionate share of Pronto's undistributed earnings or losses.

Going Concern
-------------

         The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern and that assets and liabilities have been recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business. However, the accompanying financial statements reflect that the Company has incurred significant operating losses, has a deficit in stockholders' equity and a working capital deficit at November 30, 2005. In addition, the Company will require additional financing to meet its future obligations. These matters raise substantial doubt as to the Company's ability to continue as a going concern. The Company's ability to continue as a going concern will depend on its attaining profitable operations and the ability to obtain additional financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue its existence.

         In order to secure additional capital funding, the Company has engaged the services of a financial consultant to assist on a "best efforts" basis to raise an additional $5,000,000 of equity and/or debt financing through the issuance of common stock, convertible debentures or a combination thereof. In addition, the Company continues to attempt to secure commitments from its customers for additional installations at their food services facilities to provide ready made frozen pizza, including its new products such as the new microwaveable pizza and seeks to finance its future growth partly through equipment leasing arrangements and other means. The Company also continues to implement various cost control measures to attempt to achieve optimal profit margins and to improve the revenue potential of its franchises. In the event that additional capital is raised, part of the proceeds will be used for those purposes. It is anticipated that any cash shortfalls that might arise will be funded by the officers and management of the Company.

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           November 30, 2005 and 2004



1. DESCRIPTION OF BUSINESS (Continued)

Restatement
-----------

         The 2004 statements of operations and cash flows were restated to correct the following:

1. To record warrants issued in connection with the issuance of the convertible notes (see Note 3). The value of the warrants totaled $247,490.

2. To increase the amortization of unamortized finance costs in the amount of $3,108 and $6,215 for the three and six months ended November 30, 2005, respectively.

3. To reduce stock-based compensation costs in the amount of $0 and $1,400 for the three and six months ended November 30, 2005 and 2004, respectively.

The effect of the restatement was to increase the net loss of the Company by $3,108 and $4,815 for the three and six months ended November 30, 2004, respectively.

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

         The accompanying unaudited consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods presented. The consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of the Company for the years ended May 31, 2005 and 2004 included in its Annual Report on Form 10-K for the fiscal year ended May 31, 2005. Operating results for the three and six months ended November 30, 2005 are not necessarily indicative of the results that may be expected for the year ending May 31, 2006.

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

                           November 30, 2005 and 2004


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

                                                        2005           2004
                                                        ----           ----

               Options (weighted average)            2,736,813        265,574
               Warrants (weighted average)             857,458        528,962

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

           In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). SFAS 123(R) requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. The Company is required to adopt SFAS 123(R) beginning March 1, 2006. Grant-date fair value will be determined using one of two acceptable valuation models. This Standard requires that compensation expense for most equity-based awards be recognized over the requisite service period, usually the vesting period; while compensation expense for liability-based awards (those usually settled in cash rather than stock) be re-measured to fair-value at each balance sheet date until the award is settled. The Standard also provides guidance as to the accounting treatment for income taxes related to such compensation costs, as well as transition issues related to adopting the new Standard.

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           November 30, 2005 and 2004


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting for Stock-Based Compensation (Continued)
---------------------------------------------------

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Only stock options granted after September 30, 1995 have been included for the Company's pro forma information as follows:


                                            2005            2004
                                        ------------    ------------
                                                         (Restated)

Net Loss - as reported                  $   (399,479)   $ (1,387,438)

Less:  Total compensation expense
    determined under fair value based
    method - net of tax effect                53,731         131,923
                                        ------------    ------------

Pro Forma Net Loss                      $   (453,210)   $ (1,519,361)
                                        ============    ============


Pro Forma Loss Per Share:
    Basic and Diluted                   $      (0.02)   $      (0.09)
                                        ============    ============


         For the purpose of providing pro forma disclosures, the fair value of stock options granted were estimated using the Black-Sholes option pricing model with the following weighted-average assumptions used for grants in 2005 and 2004: risk-free rates of 1.32% to 4.49%, an expected life of 2 to 5 years, an expected volatility of 248% to 518% and no expected dividends.

Recent Accounting Pronouncements
--------------------------------

         In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" ("SFAS 154"). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principles in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principles is impracticable and for reporting a change when retrospective application is impracticable. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of SFAS 154 is not expected to have a material impact on the Company's financial position or results of operations.

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           November 30, 2005 and 2004


3. CONVERTIBLE NOTE PAYABLE

        On June 7, 2004, the Company entered into a Security Purchase Agreement with Global Capital Funding Group, L.P. ("Global") whereby Global purchased a $1,500,000 convertible note ("Note") for $1,200,000. The Note was to mature on June 7, 2007 and was secured by the Company's accounts receivable, inventory, property and equipment and general intangibles.

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

The balance owed under the New Note is as follows:

                                         November 30,        May 31,
                                             2005             2005
                                         ------------     ------------
                                          (Unaudited)       (Audited)

Balance owed at maturity                 $  1,540,000     $  1,540,000
Unamortized finance costs                    (114,322)        (228,645)
Unamortized interest                          (85,000)        (170,000)
                                         ------------     ------------

                                         $  1,340,678     $  1,141,355
                                         ============     ============

Interest incurred amounted to $42,500 and $85,000 for the three and six months ended November 30, 2005, respectively, and $25,000 and $50,000 for the three and six months ended November 30, 2004, respectively.

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           November 30, 2005 and 2004



4. RELATED PARTY TRANSACTIONS

Loans Payable
-------------

Loans payable - related parties consist of the following:

                                                      November 30,      May 31,
                                                          2005           2005
                                                      ------------   ------------
                                                       (Unaudited)      (Audited)
8% stockholder loan, interest payable quarterly
    with principal and accrued and unpaid
    interest due January 1, 2007                      $     25,000   $    100,000

12% stockholder loan, guaranteed by the
    President of the Company, payable in twelve
    monthly installments of C$5,568 (US$4,772)
    The loan is past due                                    53,648         49,873

12% stockholder loan, guaranteed by the President
    of the Company                                          15,833         14,719

Non-interest bearing stockholder and director loans        282,767         84,539
                                                      ------------   ------------

                                                           377,248        249,131

Less:  Current portion                                     352,248        149,131
                                                      ------------   ------------

                                                      $     25,000   $    100,000
                                                      ============   ============

Other
-----

       The Company's President, who is also its chief executive officer and a principal stockholder, has made personal guarantees on certain obligations of the Company and pledged 300,000 shares of his Company stock as collateral for a bank demand note with a balance of approximately $247,000 as of November 30, 2005.

5. STOCKHOLDERS' DEFICIT

Debt to Equity Conversion
-------------------------

         On November 8, 2005, the Company converted $639,963 of accounts and loans payable from various note holders and vendors in exchange for 2,543,511 shares of common stock and 1,271,757 warrants. The warrants have a three-year term and allow the holder to purchase shares of the Company's common stock at $.30 per share. Of those amounts 702,024 shares of common stock and 351,012 warrants were issued to related parties. This transaction resulted in a gain on forgiveness of debt in the amount of $339,112.

Stock Options
-------------

         On November 8, 2005, the Company issued 8,000,000 five-year options to its employees to purchase its common stock at $.30 per share. The options vest at a rate of 20% per annum but terminate upon the employees leaving the Company for any reason.

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           November 30, 2005 and 2004



6. CONTINGENCIES

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

         This action stems from a separate suit filed by the former franchisee against the former subsidiary, in the amount of C$637,000 (approximately US$546,000) which suit was dismissed by the Superior Court of Quebec on May 19, 1998. The former franchisee has appealed the original judgment of the lower court and legal counsel for the former subsidiary does not expect a hearing date before December 2005. In the meantime, in the suit against PDI, there is an agreement between the attorneys of the parties to await the outcome of the decision of the Court of Appeal in the original proceedings prior to pursuing this action.

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

         As of November 30, 2005, the franchisee has not made any of the required monthly installments. The Company has made interest payments on behalf of the franchisee totaling approximately $21,600. Such amounts have been classified as loan receivable on the balance sheet. Although the Note is in default, the lender has not demanded immediate payment of all amounts owed and owing.

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

Overview

         At November 30, 2005, PDI supports twenty-three (23) pizza outlets. Nineteen (19) were franchised and four (4) locations represent outlets at which the Company has terminated franchises due to under performance by the franchisees. All locations feature a moderately priced Italian menu with its traditional and gourmet pizzas, submarine sandwiches, pasta dishes, fries, chicken wings, salads and desserts.

         The Company operates one (1) Resto-Bar and has commenced plans to locate at least one (1) Resto-Bar in the U.S. and one (1) more in Montreal as either franchise or company-owned units. In addition to the traditional Donini menu, the Resto-Bar offers an expanded menu featuring a selection of veal and chicken dishes, appetizers, a new selection of pasta dishes, foccaccia and ciabatta sandwiches as well as a breakfast menu, wine, beer and cocktails.

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

         In addition to generating revenues from its franchisees in the form of initial franchise fees and royalties, revenues have also been generated by three other operating subsidiaries, Pizado, Donini.Com and DoniniCo. Pizado sells raw food products and other supplies to our franchisees and is offering selected products to other distributors and manufacturers. Pizado also intends to expand its distribution business. Donini.Com. manages the call center that executes home delivery orders made from a single telephone number to the closest franchisee. DoniniCo. repurchases under performing existing Donini franchised restaurants and operates or holds them, pending their resale to new franchisees.

Going Concern

         The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern and that assets and liabilities have been recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business. However, the accompanying financial statements reflect that the Company has incurred significant operating losses, has a deficit in stockholders' equity and a working capital deficit at November 30, 2005. In addition, the Company will require additional financing to meet its future obligations. These matters raise substantial doubt as to the Company's ability to continue as a going concern. The Company's ability to continue as a going concern will depend on its attaining profitable operations and the ability to obtain additional financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue its existence.

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

         In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). SFAS 123(R) requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. The Company is required to adopt SFAS 123(R) beginning March 1, 2006. Grant-date fair value will be determined using one of two acceptable valuation models. This Standard requires that compensation expense for most equity-based awards be recognized over the requisite service period, usually the vesting period; while compensation expense for liability-based awards (those usually settled in cash rather than stock) be re-measured to fair-value at each balance sheet date until the award is settled. The Standard also provides guidance as to the accounting treatment for income taxes related to such compensation costs, as well as transition issues related to adopting the new Standard.

Results of Operations

Revenues

         For the three months ending November 30, 2005, franchise and corporate operations accounted for approximately 53% of the Company's operating revenues. The sale of food products equaled approximately 46% and the remaining miscellaneous revenues accounted for 1%. This compares to 45%, 48% and 7% respectively for the same period in fiscal 2005.

         For the six months ending November 30, 2005, franchise and corporate operations accounted for approximately 40% of the Company's total revenues. The sale of food products equaled approximately 50% and the remaining miscellaneous revenues accounted for 10%. This compares to 43%, 47% and 10% respectively for the same period in fiscal 2005. Sales fluctuated in the above-mentioned period, because we were operating at two stores less than in the corresponding period in 2005.

         Our revenues for the three months ending November 30, 2005 decreased $12,644 or 4.4% to $273,173 from fiscal 2005 revenues of $285,817. Cost of goods sold for fiscal 2006 was $82,841 or 65.5% of sales as compared to $83,490 or 61.5% for fiscal 2005. Product sales and gross profit decreased primarily due to the Company having fewer franchised outlets (23 in fiscal 2006 versus 25 during fiscal 2005).

         For the six months of fiscal 2006 Company revenues were $484,672 compared to $550,330 for the same period in 2005, decreasing by $65,658 or 11.9%. Cost of goods sold for fiscal 2006 was $159,619 or 65.3% of sales as compared to $161,614 or 62.2% for fiscal 2005. The decrease in revenues is primarily a result of operating two less stores in fiscal 2006 than in the corresponding period in 2005.

Costs and Expenses

         Costs and expenses totaled $485,616 and $481,786, for the three months ending November 30, 2005 and corresponding period ending 2004, relatively. For the six months ending November 30, 2005 costs and expenses amounted to $948,490 as opposed to $1,728,764 recorded in the same period 2004. The breakdown of costs and expenses in both accounts included the following:

General and Administrative Expenses

         General and administrative expenses include payroll and payroll taxes, office and occupancy expenses, professional, legal and accounting fees and consulting fees and services.

         General and administrative expenses for the three months ending November 30, 2005 and 2004 totaled $233,250 and $305,044, respectively, resulting in a decrease of $71,794 or 23.5%. The decrease was primarily due to a drop in office and administrative expenses and a decrease in bad debt expenses.

         For the six months ending November 30, 2005 and 2004, general and administrative expenses totaled $430,967 and $566,270, respectively, resulting in a decrease of $135,303 or 23.9%. The decrease was due to a lowering of bad debts, auto expenses and office expenses.

Advertising and Promotion

         Advertising and promotion costs for the three months ending November 30, 2005 totaled $52,802 as opposed to $37,237 for the same period in 2004. For the six months ending November 30, 2005, advertising and promotion totaled $159,019 and $84,841 respectively for the same period 2004. The Company substantially increased its advertising and promotional activities in an attempt to increase sales and promote a new product line.

Product and Market Development

         Product and market development costs for the three months ending November 30, 2005 totaled $62,119 as opposed to $39,895 for the same period in 2004. For the six months ending November 30, 2005, product and market development totaled $86,975 and $43,058 respectively for the same period 2004. These expenses include costs relating to the microwaveable pizza line, Resto-Bar and the B2B business.

Stock Based Compensation

         Stock based compensation amounted to $826,600 in fiscal 2005. The Company issued 9,200,000 shares of common stock to employees and various vendors for services rendered in fiscal 2005.

Amortization of Finance Costs

         Amortization amounted to $57,161 for the three months ending November 30, 2005 and $38,108 for the corresponding period in 2004. For the six months ending November 30, 2005 amortization amounted to $114,322 and $76,215 respectively for the same period in 2004. This relates to the costs incurred of issuing the convertible note payable ("Note") to Global Capital Funding Group, L.P. ("Global").


Other Income and Expenses

Other income and expenses include the following:

Interest Expense

         Interest amounted to $53,232 for the three months ending November 30, 2005 versus $49,579 for the same period in 2004. During the six months ending November 30, 2005, interest amounted to $116,343 as opposed to $98,181 for the same period in 2004. Interest incurred on the Note to Global totaled $42,500 and $85,000 for the three and six months ended November 30, 2005, respectively, and $25,000 and $50,000 for the three and six months ended November 2004. The increase in interest was primarily due to the exchange of Global Notes, the New Note having a effective interest rate of approximately 13% while the original note had an effective interest rate of approximately 7.7%.

Gain on Forgiveness of Debt

         On November 8, 2005, the Company converted $639,963 of accounts and loans payable from various note holders and vendors in exchange for common stock and warrants. This transaction resulted in a gain on forgiveness of debt in the amount of $339,112. A further discussion of the transaction is described in Liquidity and Capital Resources.

Liquidity and Capital Resources

         The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern and that assets and liabilities have been recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business. However, the accompanying financial statements reflect that the Company has incurred significant operating losses, has a deficit in stockholders' equity and a working capital deficit at November 30, 2005. In addition, the Company will require additional financing to meet its future obligations. These matters raise substantial doubt as to the Company's ability to continue as a going concern. The Company's ability to continue as a going concern will depend on its attaining profitable operations and the ability to obtain additional financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue its existence.

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

         At November 30, 2005, the Company had cash of $67,598. Net cash used in operating activities amounted to $312,088 in fiscal 2006 and $323,993 in fiscal 2005. The primary reason for the decreases were the net losses incurred for the periods, net of non-cash expenses.

         Cash used in investing activities amounted to $71,173 in fiscal 2006 and included the acquisition of assets held for resale of approximately $17,000 and disbursements for loans totaling approximately $29,000. Cash used in investing activities in fiscal 2005 amounted to $133,589 and included loans to a stockholder of approximately $137,000.

         Cash provided by financing activities amounted to $365,440 in fiscal 2006 and $955,310 in fiscal 2005. In fiscal 2006, the Company received loans from related parties of approximately $331,000. In fiscal 2005, the Company received approximately $1 million net from the Note issued to Global, net of the repayments of various loans payable and long-term debt.

         On November 8, 2005, the Company converted $639,963 of accounts and loans payable from various note holders and vendors in exchange for 2,543,511 shares of common stock and 1,271,757 warrants. The warrants have a three-year term and allow the holder to purchase shares of the Company's common stock at $.30 per share. Of those amounts 702,024 shares of common stock and 351,012 warrants were issued to related parties. This transaction resulted in a gain on forgiveness of debt in the amount of $339,112.

         On November 8, 2005, the Company issued 8,000,000 five-year options to its employees to purchase its common stock at $.30 per share. The options vest at a rate of 20% per annum but terminate upon the employees leaving the Company for any reason.

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

         As of November 30, 2005, the franchisee has not made any of the required monthly installments. The Company has made interest payments on behalf of the franchisee totaling approximately $21,600. Such amounts have been classified as loan receivable on the balance sheet. Although the Note is in default, the lender has not demanded immediate payment of all amounts owed and owing.

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

This action stems from a separate suit filed by the former franchisee against the former subsidiary, in the amount of C$637,000, which suit was dismissed by the Superior Court of Quebec on May 19, 1998. The former franchisee has appealed the original judgment of the lower Court and legal counsel for the former subsidiary does not expect a hearing date before December 2005. In the meantime, in the case against Pizza Donini, there is an agreement between the attorneys of the parties to await the outcome of the decision of the Court of Appeal in the original proceedings prior to pursuing this action. Counsel to Pizza Donini and to its former subsidiary is confidant that the appeal will be dismissed in the original suit and therefore, the action against Pizza Donini will also be dismissed.

No director, officer, or affiliate of the Company, or any associate of any of them, is a party to, or has a material interest in, any proceeding adverse to our company.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

No changes have occurred during the six months ended November 30, 2005.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

Not applicable


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Not applicable

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DONINI, INC.

Date: January 23, 2006                  By: /s/ PETER DEROS
                                            --------------------------------
                                            Peter Deros, President