Form 10QSB
period 2006-02-28
DONINI INC
filed 2006-04-19
CIK 1129900

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

  [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 28, 2006.

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of common equity, as of April 19, 2006: 30,254,716 shares of common stock

Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                                  Donini, Inc.


                                TABLE OF CONTENTS

PART I                                                                      Page
                                                                            ----

Item 1 - Financial Information


   Consolidated Balance Sheets as of February 28, 2006 (Unaudited)
     and May 31,2005 (Audited) .........................................      3

   Consolidated Statements of Operations for the three and nine months
     ended February 28, 2006 and 2005 (Unaudited) ......................      4

   Consolidated Statements of Cash Flows for the nine months
         ended February 28, 2006 and 2005 (Unaudited)...................    5-6

   Notes to Consolidated Financial Statements ..........................   7-13

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations .................  14-19

PART II

Item 1 - Legal Proceedings .............................................     20

Item 2 - Changes in Securities and Use of Proceeds......................     20

Item 3 - Defaults Upon Senior Securities................................     20

Item 4 - Submission of Matters to a Vote of Security Holders............     20

Item 6 - Exhibits and Reports on Form 8-K...............................     20

Signatures..............................................................     20

Certifications..........................................................  21-22

PART I

ITEM 1- FINANCIAL INFORMATION

                                  DONINI, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                             February 28,       May 31,
ASSETS                                                           2006            2005
------                                                       ------------    ------------
                                                             (unaudited and
                                                               unreviewed)
Current Assets:
  Cash and cash equivalents                                  $     (9,469)   $    120,185
  Accounts receivables - net                                      539,693          61,054
  Inventories                                                      13,987          15,603
  Taxes receivables                                                12,140          11,051
  Prepaid expenses and other current assets                        33,179          31,564
  Assets held for resale                                          330,333         274,546
                                                             ------------    ------------
            Total Current Assets                                  919,863         514,003

Property and equipment - net                                      206,407         239,761
Investment in related company                                     149,331          99,000
Loan receivable                                                   145,071          13,609
Deposits                                                            2,350           2,151
Franchise sales receivables - net                                  25,346          30,933
Trademarks - net                                                   10,190          10,454
                                                             ------------    ------------
            Total Assets                                     $  1,458,558    $    909,911
                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current Liabilities:
  Accounts payables and accrued liabilities                  $  1,811,262    $  1,121,345
  Current portion of long-term debt                               515,972         668,967
  Convertible note payable  - net of issuance costs             1,440,339              --
  Loans payable - related parties                                 379,504         149,131
  Loans payable - others                                          126,431          95,972
                                                             ------------    ------------
            Total Current Liabilities                           4,273,508       2,035,415

Long-Term Liabilities:
  Loans payable - related parties - net of current portion         25,000         100,000
  Long-term debt - net of current portion                          27,985          27,985
  Convertible note payable  - net of issuance costs                             1,141,355
                                                             ------------    ------------
            Total Liabilities                                   4,326,493       3,304,755
                                                             ------------    ------------

Contingencies

Stockholders' Deficit:
  Common stock ($.001 par value 100,000,000 shares
    authorized, 30,254,716 and 27,711,205 issued and
    outstanding                                                    30,255          27,711
  Additional paid-in capital                                    6,429,530       6,101,760
  Common stock issued as collateral for note payable             (672,000)       (640,000)
  Accumulated deficit                                          (8,461,397)     (7,779,835)
  Foreign currency translation adjustment                        (194,323)       (104,480)
                                                             ------------    ------------
            Total Stockholders' Deficit                        (2,867,935)     (2,394,844)
                                                             ------------    ------------

            Total Liabilities and Stockholders' Deficit      $  1,458,558    $    909,911
                                                             ============    ============

-----------
The accompanying notes are an integral part of these financial statements.

                                   DONINI INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED AND UNREVIEWED)


                                           For the Three Months Ended      For the Nine Months Ended
                                          ---------------------------    ----------------------------
                                             Feb-28         Feb-28          Feb-28          Feb-28
                                              2006           2005            2006            2005
                                          ------------   ------------    ------------    ------------
                                                         (restated and                   (restated and
                                          (unreviewed)     unreviewed)   (unreviewed)      unreviewed)
Revenues:
  Sales                                   $    106,790   $    127,423    $    351,064    $    387,058
  Sales of stores                              432,294        124,029         432,294         998,368
  Sale of Pizza Donini Pronto Counter's          6,748             --           6,748              --
  Royalties and other related revenues          57,629         66,437         179,811         225,135
  Order processing fees                         35,790         43,189         106,548         124,895
  Initial franchise fees                        42,797            847          90,255          55,202
                                          ------------   ------------    ------------    ------------
      Total Revenues                           682,048        361,925       1,166,720       1,790,658

Cost of Goods Sold                              78,970         76,464         238,589         238,078
Cost of Stores Sold                            428,377         91,998         428,377         918,998
                                          ------------   ------------    ------------    ------------
                                               507,347        168,462         666,966       1,157,076

Gross Profit                                   174,701        193,463         499,754         633,582
                                          ------------   ------------    ------------    ------------

Costs and expenses :
  General and administrative expenses          222,904        172,429         653,871         738,699
  Advertising and promotion                     34,555         48,749         193,574         137,654
  Salaries                                      66,141         51,902         190,881         153,127
  Product and market development                 1,852             --          88,827          43,058
  Stock-based compensation costs                     0             --              --         826,600
  Depreciation and amortization                 17,712         13,511          50,179          44,066
  Amortization of finance costs                 57,161         60,000         171,483         158,107
                                          ------------   ------------    ------------    ------------
        Total Costs and Expenses               400,325        346,591       1,348,815       2,101,311
                                          ------------   ------------    ------------    ------------

Loss from Operations                          (225,624)      (153,128)       (849,061)     (1,467,729)

Interest Expense                               (61,173)       (25,003)       (177,516)        (98,184)
Interest Income                                    274             54           1,463           3,506
Gain (loss) on sale of fixed assets                  0             --              --              --
Gain on sale of assets held for resale
Gain on forgiveness                               4440             --         343,552              --
Loss in equity of related company                    0             --              --              --
                                          ------------   ------------    ------------    ------------

Net Loss                                  $   (282,083)  $   (178,077)   $   (681,562)   $ (1,562,407)
                                          ============   ============    ============    ============

Loss Per Share
   Basic and diluted loss per share              (0.01)         (0.01)   $      (0.02)   $      (0.07)
                                          ============   ============    ============    ============

   Basic and diluted weighted average
     common shares outstanding              30,254,716     27,711,205      30,254,716      22,703,316
                                          ============   ============    ============    ============

--------------------

The accompanying notes are an integral part of these financial statements.

                                  DONINI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited and unreviewed)

                                                             For the Nine Months Ended
                                                                    February 28,
                                                           ----------------------------
                                                               2006             2005
                                                           ------------    ------------
                                                                           (restated and
                                                           (unreviewed)      unreviewed)
Cash Flows from Operating Activities:

   Net loss                                                $   (681,562)   $ (1,560,700)
   Adjustments to reconcile net loss
     to net cash used in operating activities:
        Depreciation and amortization                           221,662          44,066
        Amortization of convertible note interest                85,000
        Provision fro franchise sales receivable                  8,449
        Compensation expense                                         --         828,000
        Unamortized loan finance cost                                --        (369,800)
        Loan Receivable                                              --           8,237
        Forgiveness of debt income                             (343,552)             --
        Loss from equity method investment                           --
   Change in operating assets and liabilities:
      (Increase) decrease in:
        Accounts receivable                                    (478,639)            966
        Inventories                                               1,616         (21,150)
        Taxes receivables                                        (1,089)         (3,192)
        Prepaid expenses and other current assets                (1,615)          3,573
        Deposits                                                   (199)
      Increase (decrease) in:

        Accounts payable and accrued liabilities                881,244          50,010
                                                           ------------    ------------

          Net cash used in operating activities                (308,685)     (1,019,990)
                                                           ------------    ------------

Cash Flows from Investing Activities:

    Net (proceeds) repayment on loan receivable                (131,462)
    Increase in franchise sales receivables                      (2,862)         75,568
    Proceeds from franchise sales receivables                   (17,275)        (56,754)
    Proceeds of stockholder's loan receivable                        --
    Net proceeds (acquisition) of assets held for resale             --          28,573
    Acquisition of property and equipment                       (16,561)        (23,788)
    Proceeds of disposition of fixed assets                          --
    Investment in related company                               (50,331)
                                                           ------------    ------------
          Net cash (used in) provided by
            investing activities                               (218,491)         23,599
                                                           ------------    ------------

Cash Flows from Financing Activities:

   Proceeds from convertible note payable                                     1,540,000
   Due from shareholder                                              --        (157,582)
   Proceeds from loans payable                                  650,673         160,614
   Principal payments on loans payable                         (233,591)       (198,770)
   Proceeds from long term-debt                                  23,696          46,753
   Principal payments on long term-debt                         (39,937)        (75,767)
   Repayment of deposits                                             --
   Proceeds from issuance of common stock                            --
                                                           ------------    ------------
          Net cash provided by (used in)
            financing activities                                400,841       1,315,248
                                                           ------------    ------------

Effect of Foreign Currency Translation                           (3,319)        (61,237)
                                                           ------------    ------------

Net Increase in Cash and Cash Equivalents                      (129,654)        257,620

Cash and Cash Equivalents - beginning of year                   120,185
                                                           ------------    ------------

Cash and Cash Equivalents - end of period                  $     (9,469)
                                                           ============    ============


                                  DONINI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (CONTINUED)


                                                     For the Nine Months Ended
                                                            February 28,
                                                    ---------------------------
                                                        2006           2005
                                                    ------------   ------------
                                                                  (restated and)
                                                    (unreviewed)    unreviewed)

Supplemental Disclosure of Cash Flow Information:
   Interest paid during the period                  $     16,150   $     72,272
                                                    ============   ============
   Income taxes paid during the period              $         --   $         --
                                                    ============   ============

Supplemental Disclosure of Noncash Activities:

    Conversion of debt to equity:

    Debt forgiven                                   $    639,963   $         --
    Common stock issued                                 (258,371)            --
    Warrants issued                                      (39,943)            --
    Translation adjustment                                (2,537)            --
                                                    ------------   ------------

   Gain on forgiveness of debt                      $    339,112   $         --
                                                    ============   ============

    Warrants issued in connection with
      convertible note                              $         --   $    247,490
                                                    ============   ============


The accompanying notes are an integral part of these consolidated financial statements.

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           February 28, 2006 and 2005
                           (unaudited and unreviewed)


1. DESCRIPTION OF BUSINESS

         Donini, Inc. (the "Company") is incorporated in the State of New Jersey. Pizza Donini Inc. ("PDI"), a wholly-owned subsidiary of the Company operates a franchise management company in the Greater Montreal area. The Company's franchise outlets operate under the trade name "Pizza Donini", which name is also primarily used for the distribution of the Company's frozen pizza to the food service industry. PDI holds twenty-three (23) locations. At February 28, 2006, fifteen (15) were franchised and six (6) others were being held by PDI with the intention of selling them as Pizza Donini franchises. All outlets are in Greater Montreal. Two (2) franchised locations are expected to open by the end of June 2006, one Donini Resto-Bar and one Pizza Donini Express.

         The first Pizza Donini Pronto Counter franchise opened the first week of January in Stanstead, Quebec, Canada, and a second one opened the third week of February in Fleurimont, Quebec. A total of eighteen (18) Pronto Counters franchises are expected to be operating by the end of 2006. The Pizza Donini Pronto Counter is an approximately 150 square foot counter set within independent convenience stores located in rural towns and communities. The Pizza Donini Pronto Counters are equipped with a preparation pizza table, conveyor oven, ventless fryer, worktable with sink, signs and illuminated menu uniquely designed for making fresh baked pizzas in front of the customer using individually ordered fresh toppings added to an already rolled out frozen pizza shell. In addition to the 7, 9 or 12-inch pizzas in 6 varieties, the menu also offers salads, fries, chicken wings and sandwiches in selected locations.

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

         Pizza Donini.Com Inc. ("Donini.Com"), a wholly-owned subsidiary of PDI, operates a call center that executes home delivery through one central telephone number. The call center dispatches telephone orders to the closest franchisee for prompt delivery. Donini.Com has also embarked on the development of an internet-based order taking and processing program. DoniniCo Inc. ("DoniniCo"), a wholly-owned subsidiary of PDI, manages the operations of the company and repurchases under performing existing Donini franchised restaurants and operates or holds them, pending their resale to new franchisees.

         During February 2005, the Company entered into a joint venture agreement whereby the Company effectively owns 36.6% of a U.S. based entity called Pronto Donini, LLC (Pronto). The purpose of this entity is to help expand its Donini products into the U.S. market. Pronto will operate a Donini Resto-Bar business. The business was not in operation as of February 28, 2006.

         The investment in Pronto Donini, LLC is carried at equity, adjusted for the Company's proportionate share of Pronto's undistributed earnings or losses.

Going Concern
-------------

         There has been no review by an independent accountant of the unaudited consolidated financial statements of the Company for the three and nine months ended February 28, 2006 included in this Quarterly Report on Form 10-QSB under Statement of Auditing Standards No. 100, "Interim Financial Information," as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Exchange Act of 1934. When the review is complete, the Company will file an amendment to this report, which will include a discussion of any material changes from the unreviewed financial statements contained in the initial filing of this report.

         The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern and that assets and liabilities have been recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business. However, the accompanying financial statements reflect that the Company has incurred significant operating losses, has a deficit in stockholders' equity and a working capital deficit at February 28, 2006. In addition, the Company will require additional financing to meet its future obligations. These matters raise substantial doubt as to the Company's ability to continue as a going concern. The Company's ability to continue as a going concern will depend on its attaining profitable operations and the ability to obtain additional financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue its existence.

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           February 28, 2006 and 2005
                           (unaudited and unreviewed)


1. DESCRIPTION OF BUSINESS (Continued)

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

         The accompanying unaudited consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods presented. The consolidated financial statements are unaudited and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of the Company for the years ended May 31, 2005 and 2004 included in its Annual Report on Form 10-K for the fiscal year ended May 31, 2005. Operating results for the three and nine months ended February 28, 2006 are not necessarily indicative of the results that may be expected for the year ending May 31, 2006.

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

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           February 28, 2006 and 2005
                           (unaudited and unreviewed)


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

                                                      2006            2005
                                                    ---------      ---------

                 Options (weighted average)         2,736,813        265,574
                 Warrants (weighted average)          857,458        528,962

          Common shares issued as collateral for the convertible note payable totaling 8,400,000 shares have been excluded from the weighted average number of shares outstanding for 2006.

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

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           February 28, 2006 and 2005
                           (unaudited and unreviewed)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting for Stock-Based Compensation (Continued)
---------------------------------------------------

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Only stock options granted after September 30, 1995 have been included for the Company's pro forma information as follows:

                                                       2006            2005
                                                   ------------    ------------
                                                                     (Restated)

Net Loss - as reported                             $   (681,562)   $ (1,562,407)

Less:  Total compensation expense
    determined under fair value based
    method - net of tax effect                           53,731         131,923
                                                   ------------    ------------

Pro Forma Net Loss                                 $   (735,293)   $ (1,694,330)
                                                   ============    ============


Pro Forma Loss Per Share:
    Basic and Diluted                              $      (0.02)   $      (0.06)
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

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           February 28, 2006 and 2005
                           (unaudited and unreviewed)


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

The balance owed under the New Note is as follows:

                                        February 28,        May 31,
                                            2006             2005
                                        ------------     ------------
                                         (Unaudited)       (Audited)

Balance owed at maturity                $  1,540,000     $  1,540,000
Unamortized finance costs                    (57,161)        (228,645)
Unamortized interest                         (42,500)        (170,000)
                                        ------------     ------------

                                        $  1,440,339     $  1,141,355
                                        ============     ============

Interest incurred amounted to $42,500 and $127,500 for the three and nine months ended February 28, 2006, respectively, and $25,000 and $75,000 for the three and nine months ended February 28, 2005, respectively.

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           February 28, 2006 and 2005
                           (unaudited and unreviewed)


4. RELATED PARTY TRANSACTIONS

Loans Payable
-------------

Loans payable - related parties consist of the following:

                                                     February 28,      May 31,
                                                         2006           2005
                                                     ------------   ------------
                                                      (Unaudited)     (Audited)

8% stockholder loan, interest payable quarterly
    with principal and accrued and unpaid
    interest due January 1, 2007                     $     25,000   $    100,000

12% stockholder loan, guaranteed by the
    President of the Company, payable in twelve
    monthly installments of C$5,568 (US$4,772)
    The loan is past due                                   62,600         49,873

12% stockholder loan, guaranteed by the President
    of the Company                                         18,475         14,719

Non-interest bearing stockholder and director loans       273,429         84,539
                                                     ------------   ------------

                                                          379,504        249,131

Less:  Current portion                                    354,504        149,131
                                                     ------------   ------------

                                                     $     25,000   $    100,000
                                                     ============   ============


Other
-----

       The Company's President, who is also its chief executive officer and a principal stockholder, has made personal guarantees on certain obligations of the Company and pledged 300,000 shares of his Company stock as collateral for a bank demand note with a balance of approximately $247,000 as of February 28, 2006.

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

                                  DONINI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           February 28, 2006 and 2005
                           (unaudited and unreviewed)


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

         As of February 28, 2006, the franchisee has not made any of the required monthly installments. The Company has made interest payments on behalf of the franchisee totaling approximately $24,600. Such amounts have been classified as loan receivable on the balance sheet. Although the Note is in default, the lender has not demanded immediate payment of all amounts owed and owing.

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

Overview

         At February 28, 2006, PDI supports twenty-three (23) pizza outlets. Fifteen (15) were franchised and six (6) locations represent outlets at which the Company has terminated franchises due to under performance by the franchisees and are held for resale. . Two (2) franchised locations are expected to open by the end of June 2006, one Donini Resto-Bar and one Pizza Donini Express. All locations feature a moderately priced Italian menu with its traditional and gourmet pizzas, submarine sandwiches, pasta dishes, fries, chicken wings, salads and desserts

         The Company operates one (1) Resto-Bar and has commenced plans to locate at least one (1) Resto-Bar in the U.S. as either franchise or company-owned units. In addition to the traditional Donini menu, the Resto-Bar offers an expanded menu featuring a selection of veal and chicken dishes, appetizers, a new selection of pasta dishes, foccaccia and ciabatta sandwiches as well as a breakfast menu, wine, beer and cocktails.

         The first Pizza Donini Pronto Counter franchise opened the first week of January in Stanstead, Quebec, Canada, and a second one opened the third week of February in Fleurimont, Quebec. A total of eighteen (18) Pronto Counters franchises are expected to be operating by the end of 2006. The Pizza Donini Pronto Counter is an approximately 150 square foot counter set within independent convenience stores located in rural towns and communities. The Pizza Donini Pronto Counters are equipped with a preparation pizza table, conveyor oven, ventless fryer, worktable with sink, signs and illuminated menu uniquely designed for making fresh baked pizzas in front of the customer using individually ordered fresh toppings added to an already rolled out frozen pizza shell. In addition to the 7, 9 or 12-inch pizzas in 6 varieties, the menu also offers salads, fries, chicken wings and sandwiches in selected locations.

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

         In addition to generating revenues from its franchisees in the form of initial franchise fees and royalties, revenues have also been generated by three other operating subsidiaries, Pizado, Donini.Com and DoniniCo. Pizado sells raw food products and other supplies to our franchisees and is offering selected products to other distributors and manufacturers. Pizado also intends to expand its distribution business. Donini.Com. manages the call center that executes home delivery orders made from a single telephone number to the closest franchisee. DoniniCo. Manages the operations of the company and repurchases under performing existing Donini franchised restaurants and operates or holds them, pending their resale to new franchisees.


Going Concern

           The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern and that assets and liabilities have been recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business. However, the accompanying financial statements reflect that the Company has incurred significant operating losses, has a deficit in stockholders' equity and a working capital deficit at February 28, 2006. In addition, the Company will require additional financing to meet its future obligations. These matters raise substantial doubt as to the Company's ability to continue as a going concern. The Company's ability to continue as a going concern will depend on its attaining profitable operations and the ability to obtain additional financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue its existence.

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

Results of Operations

Revenues

           For the three months ending February 28, 2006, franchise and corporate operations accounted for approximately 84% of the Company's operating revenues. The sale of food products equaled approximately 15% and the remaining miscellaneous revenues accounted for 1%. This compares to 35%, 64% and 1% respectively for the same period in fiscal 2005. Sales fluctuated due to two sales of franchised locations expected to open by the end of June 2006

          For the nine months ending February 28, 2006, franchise and corporate operations accounted for approximately 69% of the Company's total revenues. The sale of food products equaled approximately 30% and the remaining miscellaneous revenues accounted for 1%. This compares to 78%, 21% and 1% respectively for the same period in fiscal 2005. Sales fluctuated in the above-mentioned period, because we were operating at two stores less than in the corresponding period in 2005. Sales fluctuated due to two sales of franchised locations expected to open by the end of June 2006

          Our revenues for the three months ending February 28, 2006 increased $320,123 or 88.45% to $682,048 from period ending February 28, 2005 revenues of $361,925. Cost of goods sold for fiscal 2006 was $78,970 or 73.95% of sales as compared to $76,465 or 60% for fiscal 2005. Product sales and gross profit decreased primarily due to the Company having fewer franchised outlets (23 in fiscal 2006 versus 25 during fiscal 2005). Cost of Stores Sold for fiscal 2006 was 428,377 versus 91,998 in the same period 2005. This is cost are primarily related to two sales of franchised locations expected to open by the end of June 2006.

         For the nine months of period ending February 28, 2006 Company revenues were $1,166,720 compared to $1,790,658 for the same period in 2005, decreasing by $623,938 or 35%. Cost of goods sold for period ending February 28, 2006 was $238,589 or 68% of sales as compared to $238,078 or 62% for fiscal 2005. The decrease in revenues is primarily a result of progressive billing for related to two sales of franchised locations expected to open by the end of June 2006 and operating two fewer stores in fiscal 2006 than in the corresponding period in 2005.

Costs and Expenses

         Costs and expenses totaled $400,325 and $346,591, for the three months ending February 28, 2006 and the corresponding period ending 2005, respectively. For the nine months ending February 28, 2006 costs and expenses amounted to $1,348,815 as opposed to $2,101,311 recorded in the same period 2005. The breakdown of costs and expenses in both accounts included the following:

General and Administrative Expenses

         General and administrative expenses include payroll and payroll taxes, office and occupancy expenses, professional, legal and accounting fees and consulting fees and services.

         General and administrative expenses for the three months ending February 28, 2006 and 2005 totaled $222,904 and $172,429, respectively, resulting in a increase of $50,475 or 29%.

         For the nine months ending February 28, 2006 and 2005, general and administrative expenses totaled $653,871 and $738,699, respectively, resulting in a decrease of $84,828 or 11.48%. The decrease was due to a lowering of bad debts, auto expenses and office expenses.

Advertising and Promotion

         Advertising and promotion costs for the three months ending February 28, 2006 totaled $34,555 versus $48,749 for the same period in 2005. For the nine months ending February 28, 2006, advertising and promotion totaled $193,574 versus $137,654 for the same period 2005. The Company substantially increased its advertising and promotional activities in an attempt to increase sales.

Product and Market Development

         Product and market development costs for the three months ending February 28, 2006 totaled $1,852 as compared to $0 for the same period in 2005. For the nine months ending February 28, 2006, product and market development totaled $193,574 versus $137,654 for the same period 2005. These expenses include costs relating to the microwaveable pizza line, Resto-Bar, Pizza Donini Pronto Counters and the B2B business.

Stock Based Compensation

         Stock based compensation amounted to $826,600 in fiscal 2005. The Company issued 9,200,000 shares of common stock to employees and various vendors for services rendered in fiscal 2005. No stock based compensation has been paid during the nine months ending February 28, 2006

Amortization of Finance Costs

         Amortization amounted to $57,161 for the three months ending February 28, 2006 and $60,000 for the corresponding period in 2005. For the nine months ending February 28, 2006 amortization amounted to $171,483 versus $158,107 for the same period in 2005. This relates to the costs incurred of issuing the convertible note payable ("Note") to Global Capital Funding Group, L.P. ("Global").


Other Income and Expenses

Other income and expenses include the following:

Interest Expense

         Interest amounted to $61,173 for the three months ending February 28, 2006 versus $25,003 for the same period in 2005. During the nine months ending February 28, 2006, interest amounted to $177,516 versus $98,184 for the same period in 2005. Interest incurred on the Note to Global totaled $42,500 and $127,500 for the three and nine months ended February 28, 2006, respectively, and $25,000 and $75,000 for the three and nine months ended February 2005. The increase in interest was primarily due to the exchange of Global Notes, the New Note having a effective interest rate of approximately 13% while the original note had an effective interest rate of approximately 7.7%.


Gain on Forgiveness of Debt

         On November 8, 2005, the Company converted $639,963 of accounts and loans payable from various note holders and vendors in exchange for common stock and warrants. This transaction resulted in a gain on forgiveness of debt in the amount of $339,112. A further discussion of the transaction is described in Liquidity and Capital Resources.

Liquidity and Capital Resources

         The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern and that assets and liabilities have been recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business. However, the accompanying financial statements reflect that the Company has incurred significant operating losses, has a deficit in stockholders' equity and a working capital deficit at February 28, 2006. In addition, the Company will require additional financing to meet its future obligations. These matters raise substantial doubt as to the Company's ability to continue as a going concern. The Company's ability to continue as a going concern will depend on its attaining profitable operations and the ability to obtain additional financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue its existence.

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

         At February 28, 2006, the Company had cash of ($9469). Net cash used in operating activities amounted to $308,685 in fiscal 2006.

         Cash used in investing activities amounted to $218,491 in fiscal 2006 and included $131,642 of repayments of loans and $50,331 invested in related company.

         Cash provided by financing activities amounted to $400,841 in fiscal 2006 and 1,315,248 in fiscal 2005. In fiscal 2006, the Company received loans from related parties of approximately $331,000. In the fiscal 2005, the Company received approximately $1 million net from the Note issued to Global, net of the repayment of various loans payable and long-term debt.

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

         As of February 28, 2006, the franchisee has not made any of the required monthly installments. The Company has made interest payments on behalf of the franchisee totaling approximately $24,600. Such amounts have been classified as loan receivable on the balance sheet. Although the Note is in default, the lender has not demanded immediate payment of all amounts owed and owing.

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

No changes have occurred during the nine months ended February 28, 2006.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

Not applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Not applicable

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                DONINI, INC.



Date: April 19, 2006                            By: /s/ PETER DEROS
                                                    ----------------------------
                                                    Peter Deros, President